Form 10-Q
period 1993-11-30
AMERICOLD CORP /OR/
filed 1994-01-14
CIK 811119

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/      Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period
         ended November 30, 1993; or
               -----------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


Commission File Number:  33-12173



                              AMERICOLD CORPORATION
         (Exact name of registrant as specified in its charter)


           OREGON                    93-0295215
(State of Incorporation)          (I.R.S. Employer
                                  Identification Number)


7007 S.W. Cardinal Lane, Suite 135
Portland, Oregon                            97224
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number:            (503) 624-8585


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of December 31, 1993: 4,863,999 shares.

                        AMERICOLD CORPORATION

                            Form 10-Q

                              INDEX
                              -----



                                                          Page
                                                          ----
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets                 3
                 Consolidated Statements of Operations       5
                 Consolidated Statements of Cash Flows       8
                 Notes to Consolidated Financial Statements 10

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                 17



PART II          OTHER INFORMATION


Item 1.          Legal Proceedings                          28

Item 6.          Exhibits and Reports on Form 8-K           32



SIGNATURES                                                  33


EXHIBIT INDEX                                               34

Item 1.  Financial Statements

               PART I - Financial Information

                   AMERICOLD CORPORATION

               CONSOLIDATED BALANCE SHEETS

       Last day of February 1993 and November 1993
           (In thousands, except share data)

                               Last day of           Last day of
                               February 1993         November 1993
                               -------------         -------------
                                                     (Unaudited)
          ASSETS
Current assets:
  Cash                         $    2,449             $      7,943
  Trade receivables, net           19,734                   19,796
  Other receivables, net
    (note 5)                        1,360                    2,470
  Prepaid expenses                  2,905                    2,235
  Other current assets              2,177                      460
                               -----------            -------------
      Total current assets         28,625                   32,904

Property, plant and equipment,
  less accumulated depreciation
  of $115,088 and $141,232,
  respectively (note 8)           359,629                  384,731
Cost in excess of net assets
  acquired, less accumulated
  amortization of $14,699 and
  $16,597, respectively            85,094                   83,196
Other noncurrent assets (note 7)   16,803                   35,571
                                ---------            -------------
      Total assets             $  490,151            $     536,402
                               ==========            =============

    LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT Current liabilities:
  Accounts payable             $    6,340            $       7,189
  Accrued interest                 10,168                   13,402
  Accrued expenses                  7,970                    7,945
  Deferred revenue                  5,215                    5,435
  Current maturities of
    long-term debt                 10,950                    2,423
  Other current liabilities         4,038                    5,243
                               ----------               ----------
      Total current liabilities    44,681                   41,637

Long-term debt, less current
  maturities (note 7)             443,003                  469,127
Deferred income taxes (note 8)     14,433                  105,492
Other noncurrent liabilities
  (note 8)                          8,436                   14,380
                               ----------               ----------
      Total liabilities           510,553                  630,636
                               ----------               ----------

Preferred stock, $100 par value;
  authorized 1,000,000 shares;
  issued and outstanding 43,860
  and 49,672 shares, respectively,
  (notes 6 and 9)                   4,773                    5,399
                               ----------               ----------

Common stockholders' deficit
  (note 3):  Common stock,
  $.01 par value; authorized
  10,000,000 shares; issued and
  outstanding 4,850,666 and
  4,863,999 shares,
  respectively                         49                       49
Additional paid-in capital         48,762                   49,081
Retained deficit                  (73,957)                (148,734)
Equity adjustment to recognize
  minimum pension liability           (29)                     (29)
                               -----------              -----------
      Total common
        stockholders' deficit     (25,175)                 (99,633)
                               -----------              -----------
      Total liabilities,
      preferred stock and
      common stockholders'
      deficit                  $  490,151              $   536,402
                               ==========              ===========

See accompanying notes to consolidated financial statements.

             AMERICOLD CORPORATION

      CONSOLIDATED STATEMENTS OF OPERATIONS
 Three and nine months ended last day of November 1992 and 1993
     (In thousands, except per share data)

                 Three          Three        Nine         Nine
                 months        months       months       months
                 ended          ended        ended        ended
               last day of   last day of   last day of  last day of
                November      November      November     November
                  1992         1993          1992         1993
               -----------   ------------  -----------  -----------
               (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

Net sales
 (note 5)      $   51,384    $   53,645    $  148,735    $ 152,540
               ----------    ----------    ----------    ---------
Operating
 expenses:
  Cost of sales    32,432        33,234        90,098       94,960
  Amortization of
    cost in excess
    of net assets
    acquired          633           633         1,899        1,899
  Selling and
    administrative
    expenses        6,611         6,970        20,414       20,573
               ----------    ----------    ----------    ---------
    Total operat-
     ing expenses  39,676        40,837       112,411      117,432
               ----------    ----------    ----------   ----------
Gross operating
  margin           11,708        12,808        36,324       35,108
               ----------    ----------    ----------    ---------
Other (expense)
 income:
  Interest
    expense       (13,042)      (13,868)      (38,831)     (41,535)
  Other, net          (68)           63          (273)         (49)
               -----------   ----------    -----------   ----------
    Total other
      expense     (13,110)      (13,805)      (39,104)     (41,584)
               -----------   -----------   -----------   ----------
Loss before income
  taxes, extra-
  ordinary item
  and cumulative
  effect of
  accounting
  principle
  changes         (1,402)          (997)       (2,780)      (6,476)
Provision (benefit)
  for income
  taxes (note 4)     (35)          (327)        2,412         (107)
               ----------    -----------   ----------    ----------
Net loss before
  extraordinary
  item and cumu-
  lative effect
  of accounting
  principle
  changes         (1,367)          (670)       (5,192)      (6,369)
Extraordinary item,
  net of income tax
  benefit of $1,192
  (note 7)             -              -             -       (1,848)
Cumulative effect on
  prior years of
  accounting principle
  changes for (note 8):
   Income taxes         -             -             -      (63,533)
   Postretirement
    benefits other than
    pensions, net of
    income tax benefit
    of $1,490           -              -             -      (2,401)
               ----------    -----------   -----------   ----------
Net loss
               $   (1,367)   $     (670)   $   (5,192)   $ (74,151)
               ===========   ===========   ===========   ==========

Net loss per
 common share
 (note 6)
   Net loss
    before extra-
    ordinary item
    and cumulative
    effect of
    accounting
    principle
    changes    $    (0.31)   $    (0.17)   $    (1.16)   $   (1.40)
   Extraordi-
     nary item          -             -             -         (.38)
   Cumulative
    effect of
    accounting
    principle
    changes:
     Income taxes       -              -             -      (13.09)
     Postretirement
      benefits other
      than pensions     -              -             -       (0.50)
               ----------    -----------   -----------    ---------
Net loss per
 common share  $    (0.31)   $    (0.17)   $    (1.16)    $ (15.37)
               ===========   ===========   ===========    =========

Weighted average
 number of shares
 outstanding        4,837         4,853         4,835        4,852
               ==========    ==========    ==========    =========

See accompanying notes to consolidated financial statements.

                   AMERICOLD CORPORATION

           CONSOLIDATED STATEMENTS OF CASH FLOWS

     Nine months ended last day of November 1992 and 1993
                      (In thousands)

                              Nine months           Nine months
                                ended                  ended
                              last day of           last day of
                              November 1992         November 1993
                              -------------         -------------
                               (Unaudited)           (Unaudited)

Cash flows from operating
 activities:
   Net loss                   $    (5,192)          $   (74,151)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation                   13,585                14,538
    Amortization and other
     noncash expenses               3,628                 4,306
    Changes in assets and
     liabilities                    8,868                 9,657
    Provision for deferred taxes      356                (3,334)
    Cumulative effect of account-
     ing principle changes              -                65,934
    Write-off of unamortized
     issuance costs                     -                 3,040
    Employee stock ownership plan
      expense                         450                   320
                             ------------           -----------
      Net cash provided by
       operating activities        21,695                20,310
                              -----------           -----------

Cash flows from investing
 activities:
  Net expenditures for property,
   plant and equipment             (3,104)               (7,559)
  Other items, net                   (729)                 (998)
                              ------------          ------------
      Net cash used by
       investing activities        (3,833)               (8,557)
                              ------------          ------------



Cash flows from financing
 activities:
  Net payments under
   credit agreement               (19,000)               (8,583)
  Principal payments under
   capitalizedlease and other
   debt obligations                (1,560)               (1,909)
  Proceeds from financing lease     3,045                     -
  Net proceeds, excluding escrowed
   amounts, from sale of mortgage
   bonds                                -               150,000
  Retirement of mortgage bonds          -              (150,000)
  Purchase of stock                   (54)                    -
  Release of escrowed funds             -                 4,233
                              -----------           -----------
      Net cash used by
       financing activities       (17,569)               (6,259)
                               -----------          ------------
      Net increase in cash            293                 5,494

Cash at beginning of period         1,340                 2,449
                              -----------           -----------
Cash at end of period         $     1,633           $     7,943
                              ===========           ===========

Supplemental disclosure of
 cash flow information:
  Cash paid year-to-date for
   interest, net of amounts
   capitalized                $    32,798            $   37,419
                              ===========            ==========

  Capital lease obligations
   incurred to lease new
   equipment and new facility $       889            $      957
                              ===========            ==========

  Cash paid during the year
   for income taxes           $     2,208            $      139
                              ===========            ==========

  Financing lease proceeds
   placed in escrow           $    12,050            $        -
                              ===========            ==========

  Bond proceeds placed in
   escrow                     $         -            $   22,284
                              ===========            ==========

See accompanying notes to consolidated financial statements.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPLES OF CONSOLIDATION

     The consolidated balance sheet as of the last day of November 1993; the related consolidated statements of operations for the three and nine months ended the last day of November 1992 and November 1993; and the related consolidated statements of cash flows for the nine months ended the last day of November 1992 and November 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Except for the extraordinary loss as described in Note 7, and the cumulative effect of two accounting principle changes as described in Note 8, such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended February 28, 1993.

2.   RECLASSIFICATIONS

     Certain prior year financial data have been reclassified to conform with the current year presentation.

3.   COMMON STOCKHOLDERS' DEFICIT

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the compensation committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of November 1993 follows:

     Number of Shares   Exercise     Number of Shares   Expiration
     Subject to Option   Price         Exercisable         Date
     -----------------  --------     ----------------   ----------

         97,934          $10.00           97,934          May 1998
        100,000           $18.95          60,000          June 2000
         30,000          $21.88                0          May 2003

     The Company has reserved 500,000 shares of common stock for issuance under a Stock Incentive Plan effective March 1, 1991.

                      AMERICOLD CORPORATION


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Under the terms of the plan, officers and key management employees can receive either common stock or cash in specified amounts depending upon the financial performance of the Company measured over a four-year period ending February 28, 1995. As of the last day of November 1993, no shares had been issued. Since inception of the plan, the Board has approved a total award of approximately 106,000 shares. Total expense accrued under this plan for the nine months ended the last day of November 1993 was approximately $.9 million, and cumulatively since the beginning of the plan was $1.9 million.

     In November 1993, the Company funded the fiscal 1993 Americold Employee Stock Ownership Plan contribution of $750,000. The contribution was in the form of 13,333 shares of the Company's Common Stock and $430,008 in cash.

4.   PROVISION FOR INCOME TAXES

     The provision for income taxes was computed using an estimated annual effective tax rate of 38.3% for the three and nine months ended the last day of November 1992. The annual effective tax rate was applied to loss before income taxes, after the add back for depreciation differences and amortization of cost in excess of net assets acquired.

     As discussed in Note 8, the Company adopted Financial
     Accounting Standards Board Statement of Financial Accounting
     Standards No. 109, "Accounting for Income Taxes" as of the beginning of fiscal 1994.

     As a result of the Omnibus Budget Reconciliation Act of 1993, the Company's estimated annual effective tax rate increased to 39.2%. The Company recognized a charge to earnings during the second quarter of fiscal 1994 of approximately $2.6 million as a result of the increase in tax rates.

5.   CONTINGENCY

     In the fourth quarter of fiscal 1992, a fire occurred at the Company's Kansas City, Kansas underground warehouse facility. The cause and origin investigations have been completed, and the Company continues to believe the fire began in an area leased to a tenant. The fire was confined to an unrefrigerated area of the warehouse; however, a significant

                   AMERICOLD CORPORATION


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     amount of product in the facility at the time of the fire received smoke damage. Lawsuits have been filed and additional lawsuits may be filed in connection with the fire. The lawsuits allege, among other things, that the Company was negligent. The defense of existing lawsuits has been tendered to the Company's insurance carriers. While the Company carries substantial property, liability, warehouseman's legal liability and business interruption insurance, the adequacy of coverage will depend upon events the Company cannot currently predict. Although the Company disputes that it has any liability with respect to the Kansas City fire, and although the Company does not believe that the ultimate property damage or liability exposure will exceed insurance coverage, there can be no assurance that the Company will not be found liable for damages or that the total damages resulting from the fire will not exceed its insurance coverage.

     A number of tenants and customers discontinued payments on storage of damaged products or lease space. As of the last day of November 1992 and 1993, approximately $5.7 million and $5.9 million, respectively, of billings had been disputed by the Company's tenants and customers. These disputed billings have been classified as "Other receivables." Also, as of the last day of November 1992 and 1993, included in the amount of "Other receivables" is approximately $5.1 million and $6.2 million, respectively, of expenses related to the fire and approximately $.9 million and $1.0 million, respectively, for personal property lost in the fire. Claims for these amounts have been submitted to the Company's insurance company as part of its overall insurance claim. The Company has reduced the total fire-related receivables of $13.1 million as of the last day of November 1993 by $7.2 million, the amount of the insurance advances, and $4.1 million, the amount of allowance established for possibility of non-collection of these expenses and any disputed billings. The Company has business interruption insurance which it believes will cover a significant portion of the loss of business income through the coverage period. The coverage period has not yet been agreed upon between the Company and its insurance carrier.

     See Management's Discussion and Analysis of Financial
     Condition and Results of Operation - "Effect of Kansas City,
     Kansas Warehouse Fire" and "Legal Proceedings".

                   AMERICOLD CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LOSS PER COMMON SHARE

     Loss per common share is computed by dividing net loss, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit 11, Statement Re Computation of Per Share Earnings.

7.   EXTRAORDINARY LOSS

     On March 9, 1993, the Company sold $176.25 million aggregate principal amount of the Company's 11.5% First Mortgage Bonds, Series B, due March 1, 2005. The Company also registered $150 million of its existing mortgage bonds, redesignated as Series A First Mortgage Bonds. The Company used $150 million of the proceeds from the sale of the Series B bonds to purchase $150 million of existing mortgage bonds. The remaining proceeds, net of transaction costs, of approximately $22.3 million, were placed in escrow with the mortgage bond trustee and will be released to fund construction or acquisition of warehouse properties. In conjunction with the retirement of the $150 million in bonds, unamortized issuance costs of approximately $3.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.

8.   CUMULATIVE EFFECT ON PRIOR YEARS OF ACCOUNTING PRINCIPLE
     CHANGES

     a.   Postretirement Benefits Other Than Pensions
          -------------------------------------------

          Effective March 1, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." This statement generally requires the recognition of a liability for obligations for postretirement benefits expected to be provided to or for an employee. The Company previously expensed the cost of such benefits, which are principally health care, as claims were received.

          The Company has elected to recognize this change in accounting principle on the immediate recognition basis. The cumulative effects as of March 1, 1993 of adopting the standard were a decrease in deferred taxes of approximately $1.5 million, an increase in accrued postretirement benefits of approximately $3.9 million,

                   AMERICOLD CORPORATION


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          and a one-time, non-cash charge to first quarter fiscal
          1994 earnings of approximately $2.4 million.

          The accumulated postretirement benefit obligation (APBO) as of March 1, 1993 was $3.9 million. This obligation, included with "Other noncurrent liabilities" in the consolidated balance sheet, was recorded in the first quarter of fiscal 1994 on a cumulative basis as discussed above. The detail of the APBO is as follows (dollars in thousands):

                                             March 1, 1993
                                             -------------

               Retirees                         $ 2,538
               Active employees                   1,353
                                                -------
               Total accumulated retirement
                  benefit obligation            $ 3,891
                                                =======

          The components of net periodic postretirement expense for the first nine months are as follows (dollars in thousands):

                                        Nine Months Ended
                                        November 30, 1993
                                        ------------------

               Service cost benefits
                 earned in period             $  68
               Interest cost on accumulated
                 benefit obligation             246
                                              -----
               Net expense                    $ 314
                                              =====

          A discount rate of 9% was utilized in determining the accumulated post-retirement benefit obligation, as well as the interest cost component of the fiscal 1994 net periodic expense.

          For fiscal 1994, a 13% increase in the medical cost trend rate was assumed. This rate decreases incrementally to

                        AMERICOLD CORPORATION


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          an annual rate of 6% after 7 years. A 1% increase in the medical trend rate would increase the post-retirement benefit obligation by $.1 million and increase the net periodic expense by a negligible amount.

     b.  Income Taxes
         ------------

          Effective March 1, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement generally requires the recognition of a liability or asset for the tax effect of the differences between the reported amounts of assets and liabilities for financial statement purposes and their tax bases. The Company previously accounted for income taxes utilizing the deferral method.

          The Company has elected to recognize this change in accounting principle on the immediate recognition basis. The cumulative effects as of March 1, 1993 of adopting the standard were an increase in net fixed assets of approximately $31.2 million (the amount of a previous write-down of assets under APB 11, as a result of the purchase of the Company in December 1986, net of subsequent depreciation), an increase in deferred income taxes of $94.7 million, and a one-time, non-cash charge to first quarter fiscal 1994 earnings of approximately $63.5 million. Application of the standard has reduced earnings before cumulative effect of accounting principle change by approximately $1.1 million as a result of increased depreciation for the nine months ended the last day of November 1993.

          As a result of the Omnibus Budget Reconciliation Act of 1993, the Company's estimated annual effective tax rate increased to 39.2%. The Company recognized a charge to earnings during the second quarter of fiscal 1994 of approximately $2.6 million as a result of the increase in tax rates.

                        AMERICOLD CORPORATION


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   PREFERRED STOCK

     In November 1993, the Company paid a preferred stock dividend of 5,812 shares on its Series A Variable Rate Cumulative Preferred Stock, $100 par value, payable July 1, 1993 to shareholders of record on July 1, 1993. The preferred stock is held by the Americold Employee Stock Ownership Plan.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION



RESULTS OF OPERATIONS
- ---------------------


     THIRD QUARTER RESULTS - Net sales for the third quarter of fiscal 1994 were $53.6 million, an increase of 4.4% from $51.4 million for the same quarter last fiscal year. The increase is primarily related to an increase in nonwarehousing sales. Nonwarehousing sales in the quarter have increased 37.7% from the corresponding quarter in fiscal 1993 due to a 151.3% increase in quarry sales and a 6.8% increase in sales from the Americold Transportation Systems ("ATS") unit. Warehousing sales in the quarter have increased 1.6% from the corresponding quarter in fiscal 1993 primarily from handling revenue. The Company's sales are seasonal. The third quarter ending November 30 is typically the strongest sales quarter. Net sales included amounts disputed by customers or tenants of $1.3 million for the third quarter of fiscal 1993. See Effect of Kansas City, Kansas Warehouse Fire, below.

     Cost of sales for the third quarter of fiscal 1994 were $33.2 million, an increase of 2.5% from $32.4 million for the same quarter last fiscal year. The increase is primarily related to increased payroll costs and energy costs, which increased approximately $1.7 million and $.3 million, respectively, as a result of increased handling volume at existing facilities including the quarry and to the acquisition of a warehouse since the third quarter of fiscal 1993. In addition, cost of sales increased approximately $.2 million as a result of the increased activity at ATS. Depreciation increased approximately $.4 million as a result of the adoption of Financial Accounting Standards No. 109. Cost of sales included approximately $2.6 million for an allowance for non-collection of disputed billings and other expenses for the third quarter of fiscal 1993. See Effect of Kansas City, Kansas Warehouse Fire, below.

     NINE MONTHS RESULTS - The Company's net sales for the first three quarters of fiscal 1994 were $152.5 million, an increase of 2.6% over $148.7 million for the corresponding period in fiscal 1993.

     Americold's net sales for the first nine months of fiscal 1993 and fiscal 1994 are detailed in the table below by activity:

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION



                         NET SALES
                     (Dollars in Millions)

               First Nine Months      First Nine Months
                  Fiscal 1993       Fiscal 1994     % Change
                  -----------       -----------
                Amount      %     Amount    %     1993 to 1994
                ------    ---     ------   --     ------------

Storage        $ 76.6    51.5%   $ 75.0    49.2%     (2.1%)
Handling         44.3    29.8%     49.5    32.4%     11.7%
Freezing          5.3     3.6%      5.5     3.6%      3.8%
Leasing           7.6     5.1%      5.6     3.7%    (26.3%)
Other             3.2     2.1%      2.6     1.7%    (18.8%)
               ------    -----   ------    -----    -------
  Net ware-
   housing
   sales      $137.0     92.1%   $138.2    90.6%      0.9%
  Net non-
   warehousing
   sales        11.7      7.9%     14.3     9.4%     22.2%
              ------   -------   ------    -----     -----
  Total net
   sales      $148.7    100.0%   $152.5   100.0%      2.6%
              ======    ======   ======   ======     =====

     Warehousing sales were $138.2 million in the first nine of fiscal 1994, an increase of .9% from $137.0 million in the first nine months of fiscal 1993, primarily due to an 11.7% increase in handling revenue. This increase was partially offset by a 2.1% decline in storage revenue and a 26.3% decline in leasing revenue. The decline in storage revenue resulted from a 1.6% decrease in storage volume, in addition to price changes and other factors. For the first nine months of fiscal 1994, 13.7 billion pounds of product were stored compared to 13.9 billion pounds in the comparable period in fiscal 1993. Approximately .5 billion of the
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

     13.7 billion pounds of product were stored at warehouses acquired since the end of the third quarter of fiscal 1993. Approximately $.1 million of the $1.6 million decline in storage revenue is attributable to the reduced activity at the Company's Kansas City, Kansas warehouse. An increase in storage revenue of approximately $2.5 million is attributable to warehouses acquired since the end of the third quarter of fiscal 1993. Approximately 90% of the $2.0 million decline in leasing revenue is attributable to Kansas City. Net sales included amounts disputed by customers or tenants of $4.9 million for the first nine months of fiscal 1993. See Effect of Kansas City, Kansas Warehouse Fire - Collectibility of Amounts Owed, below.

     The increase in handling revenue resulted from a 9.5% increase in volume of product handled. For the first nine months of fiscal 1994, 13.6 billion pounds were handled by the Company compared with 12.4 billion in the comparable period in fiscal 1993. Approximately 1.0 billion of the 13.6 billion pounds were handled at warehouses acquired since the end of the third quarter of fiscal 1993. Approximately $.5 million of the $5.2 million increase in handling revenue is attributable to Kansas City, while approximately $2.9 million is attributable to warehouses acquired since the end of the third quarter of fiscal 1993.

     The Company believes the decreased storage volume is due to a reduction in certain frozen vegetable stocks across several production warehouses. The increase in handling volume relative to storage volume is likely to continue as long as the Company's customers are able to successfully operate with lower inventories. The trend among customers is to increase inventory turnover, and the Company is experiencing an increase in turns from an annual turn of 5.3 in fiscal 1993 to
     6.1 for the first three quarters of fiscal 1994.

     Non-warehousing sales increased 22.2% to $14.3 million for the first nine months of fiscal 1994 from $11.7 million in the comparable period in fiscal 1993. The increase in sales during the first three quarters of fiscal 1994 over the first three quarters of fiscal 1993 from ATS of approximately $.8 million and the increase of quarry sales of approximately $2.2 million helped offset the loss of approximately $.4 million in sales due to the closure of the records center. Due to the fire in Kansas City, the records center ceased operations during the first quarter of fiscal 1994. The closure is not expected to significantly affect the results of operation of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

     COST OF SALES - Cost of sales for the first nine months of fiscal 1994 were $95.0 million, an increase of 5.4% from $90.1 million for the first nine months of fiscal 1993. Excluding the approximately $3.6 million allowance for non-collection of disputed billings and other expenses related to the Kansas City, Kansas warehouse fire, cost of sales for the first nine months of fiscal 1993 would have been $86.5 million. Approximately $.6 million of the increase in cost of sales was due to increased activity at ATS and approximately $2.8 million relates to acquisitions of warehouses since the third quarter of fiscal 1993. In addition, payroll costs and energy costs increased approximately $1.5 million and $.5 million, respectively, as a result of increased handling volume at existing facilities including the quarry. Depreciation increased approximately $1.1 million related to the adoption of Financial Accounting Standards No. 109 and approximately $.4 million related to the acquisition of new warehouses since the third quarter of fiscal 1993.

     Cost of sales as a percentage of net sales increased to 62.2% in the first three quarters of fiscal 1994 from 60.6% in the first three quarters of fiscal 1993, primarily due to increased activity at ATS and increased handling activity which carries lower operating margins.

     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses for the first three quarters of fiscal 1994 were $20.6 million, an increase of .8% from $20.4 million for the first three quarters of last fiscal year. Excluding the warehouses acquired since the third quarter of fiscal 1993, selling and administrative expenses for the first nine months of fiscal 1994 were $20.2 million. This decrease primarily reflects a decrease of approximately $.9 million in salaries and related fringe benefits. Other expenses were down, including office supplies and communications, while professional fees, due primarily to one-time expenses for consulting services related to third party logistics and administrative expenses, and meeting and travel expenses increased.

     GROSS OPERATING MARGIN - Gross operating margin decreased 3.3% to $35.1 million for the first nine months of fiscal 1994 from $36.3 million for the same period in fiscal 1993. Excluding the $4.9 million of disputed sales related to the Kansas City, Kansas warehouse fire and the allowance for non-collection of disputed billings and other expenses of $3.6 million, gross operating margin for the first nine months of

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

     fiscal 1993 would have been virtually unchanged at $35.0 million. Decreased volume and lease revenue at the Kansas City, Kansas warehouse facility, as a result of the fire, continues to adversely affect the Company's gross operating margin.

     INTEREST EXPENSE - Interest expense increased to $41.5 million for the first three quarters of fiscal 1994 from $38.8 million for the first three quarters of fiscal 1993, as a result of the mortgage financed acquisition of the new facility in fiscal 1993 and the increase in the principal amount of mortgage bonds outstanding. See Financial Condition, below.

     LOSS - The Company's loss before income taxes, extraordinary item and cumulative effect of accounting changes for the first nine months of fiscal 1994 was $6.5 million compared to a loss of $2.8 million in the first nine months of fiscal 1993. Excluding the $4.9 million of disputed sales related to the Kansas City, Kansas warehouse fire and the allowance for non-collection of disputed billings and other expenses of $3.6 million, the loss for the first nine months of fiscal 1993 would have been $4.1 million. The principal reasons for the increased loss includes the increase in interest expense and the decrease in gross operating margin, discussed above.

     EXTRAORDINARY LOSS - During the first quarter of fiscal 1994, the Company repurchased $150 million in face value of its Series A Mortgage Bonds. The transaction resulted in an extraordinary loss to the Company, net of taxes, of approximately $1.8 million. See Financial Condition, below and Part I, Item 1, Financial Information, Note 7 of Notes to Consolidated Financial Statements.

     ACCOUNTING STANDARDS - Effective March 1, 1993, the Company implemented Financial Accounting Standards Board Statement of Financial Accounting Standard No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", and Statement No. 109, "Accounting for Income Taxes". See Part I,
     Item 1, Financial Information, Note 8 of Notes to Consolidated Financial Statements.
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company relies primarily upon cash generated by operations to service debt and fund capital expenditures. For the first three quarters of fiscal 1994, net cash flow from operating activities as reported in the Company's consolidated financial statements decreased to $20.3 million from $21.7 million for the first three quarters of fiscal 1993. The decrease is due primarily to the decrease in deferred income taxes after adjusting for the effects of the accounting principle change. Cash provided by operations and the release of escrowed funds were, together with other items, sufficient to reduce bank borrowings by $8.6 million, provide for $7.6 million in expenditures for property, plant and equipment, and increase the Company's cash balance to $7.9 million at the end of the third quarter of fiscal 1994 compared to the $1.6 million at the end of the same quarter of fiscal 1993.

     On March 9, 1993, the Company sold $176.25 million aggregate principal amount of the Company's 11.5% First Mortgage Bonds, Series B, due March 1, 2005. The Company used $150 million of the proceeds from the sale of the Series B Bonds to purchase at par $150 million of outstanding 11.45% First Mortgage Bonds, due 2002. The remaining $150 million of such First Mortgage Bonds have been redesignated Series A First Mortgage Bonds (together with the Series B First Mortgage Bonds, the "First Mortgage Bonds"). The remaining net proceeds of approximately $22.3 million were placed in escrow with the Mortgage Bond Trustee and will be released to fund construction or acquisition of warehouse properties.

     On May 15, 1992, the Company entered into a sale/leaseback transaction with respect to its Ontario, Oregon warehouse facility. The transaction generated approximately $15 million in cash. The Company received approximately $3 million at closing and the remainder was placed in escrow with the Mortgage Bond Trustee under the Mortgage Bond Indenture related to the First Mortgage Bonds. In February 1993, in anticipation of substituting additional collateral, the Company received $7.0 million of escrowed funds which the Company used to reduce its borrowings under the revolving credit agreement to a level where remaining borrowings were refinanced with borrowings under its new bank credit agreement (see Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, page 23). During May 1993, the Company

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

     contributed its Tomah, Wisconsin facility, valued at $7.0 million, to the collateral pool for the First Mortgage Bonds. The remaining approximately $5.0 million of the funds from the sale/leaseback transaction is being held in escrow pending substitution of collateral. The Trustee released approximately $4.2 million as reimbursement to the Company for construction costs associated with the new addition at the Fogelsville, Pennsylvania facility. Subsequent to the end of the quarter, on December 6, 1993, the Trustee released an additional $1.6 million in anticipation of the contribution of the new Fogelsville, Pennsylvania facility to the collateral pool.

     Excluding accrued employee stock ownership plan expense, the Company's working capital position as of the last day of November 1993 was a negative $8.7 million. This compares to a negative $15.3 million at fiscal 1993 year end. The increase in working capital was due primarily to an increase in cash of $5.5 million and a decrease in current maturities of long-term debt of $8.5 million which were partially offset by an increase in accrued interest of $3.2 million and a decrease of other current assets of $1.7 million. The Company's historical negative working capital position has not affected, and is not expected to affect, the Company's ability to meet its operating commitments. Rather than accumulating and investing excess cash, the Company pays down the balance owing on its bank credit agreement on a daily basis when cash flow from operations exceeds current needs.

     The unused and available amount under the bank credit agreement as of the last day of February 1993 and November
     1993 was approximately $5.8 million and $14.3 million, respectively. The Company borrows under the bank credit agreement primarily to fund operating expenditures and to make interest payments.

     The commitment level at November 30, 1993 under the bank credit agreement, as amended on October 1, 1993, was $27.5 million with a maximum of $20 million available for cash borrowing and a maximum of $10 million available for letter of credit borrowing. Any amount by which the letter of credit borrowings exceeds $7.5 million reduces the available cash amount under the agreement by a like amount. Based on eligible accounts receivable as of November 30, 1993, the Company had an available credit line of $14.3 million, of

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     which no amount was borrowed.  The Company had approximately
     $8.3 million of outstanding letters of credit, principally related to workers' compensation reserves, against the available $10.0 million.

     As a result of the offering of the Mortgage Bonds and the bank refinancing, as discussed above, significant long-term debt repayment requirements after fiscal 1994 have been deferred. However, the Company continues to recognize the need to increase operating cash flow and, as circumstances allow, to obtain alternative sources of financing. Management expects to continue to use current available excess operating cash flow as well as additional outside borrowings and escrowed funds to invest in new or expanded warehouse properties. Management expects to continue this policy as long as investment opportunities appear to add to the Company's long-term value.

     The Company's present level of cash flow from operations and escrowed funds is sufficient to cover all interest payments and planned capital expenditures for fiscal 1994 and fiscal
     1995.

     CAPITAL RESOURCES - Expenditures for property, plant and equipment for the first nine months of fiscal 1994 totaled $9.3 million. Budgeted fiscal 1994 capital expenditures total approximately $13.4 million, including approximately $5.3 million for property expansions, and approximately $8.1 million for revenue enhancement or cost reduction expenditures and routine replacement or betterments. A portion, related primarily to material handling equipment, is expected to be leased on an operating or capital lease basis. Expenditures for the first nine months of fiscal 1994 included approximately $4.7 million for expansion of the Fogelsville, Pennsylvania facility, and approximately $4.6 million for revenue enhancement or cost reductions and routine replacement or betterments. The Company does not anticipate spending the total amount of its budgeted fiscal 1994 capital expenditures. The Company's capital expenditures are substantially discretionary.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

EFFECT OF KANSAS CITY, KANSAS WAREHOUSE FIRE
- --------------------------------------------

     In December 1991, a fire began at the Company's Kansas City, Kansas underground warehouse facility. As a result of the fire, the Company's warehousing activities in Kansas City have operated at a substantially reduced level. The Company continues to be unable to predict its ability to return the Kansas City facility to normal operating volume, to attract new tenants, or the ultimate resolution of liability issues. The Kansas City warehouse represented approximately 19% of Americold's total storage capacity and accounted for approximately 8% of consolidated warehouse sales and approximately 8% of earnings before interest, taxes, depreciation and amortization in fiscal 1991. The Company estimates that as of November 30, 1993, approximately 85% of the usable refrigerated warehouse space at the facility had been restored to pre-fire conditions.

     IMPACT ON OPERATING EARNINGS - As a result of the fire, operating earnings at the Kansas City facility have been adversely affected. The Company has business interruption insurance which it believes will cover a significant portion of the loss of business income through the coverage period. The coverage period has not yet been agreed upon between the Company and its insurance carrier. There can be no assurance, however, that business interruption insurance proceeds will be collected, when such insurance proceeds may be collected or the amount of such proceeds. Under its insurance policies, the Company has received advances of $7.2 million as of November 30, 1993, against pending claims. See "Collectability of Amounts Owed," below.

     POSSIBLE THIRD PARTY LIABILITY FOR STORED PRODUCT - Lawsuits have been filed in connection with the Kansas City fire. The lawsuits allege, among other things, various acts of negligence on the part of the Company. The defense of existing lawsuits has been tendered to the Company's insurance carriers. At this stage, the Company is not able to evaluate the theories upon which the claims and suits are based or the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss, if any. See "Part II,
     Item 1. - Legal Proceedings."

     COLLECTABILITY OF AMOUNTS OWED - Disputed receivables associated with the revenues recorded for product stored as well as expenses related to the fire at the Kansas City

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     facility have been recorded as "Other receivables" since the fourth quarter of fiscal 1992. The amount of such receivables included in "Other receivables" at the end of the third quarter of fiscal 1994 was $1.8 million, net of a $4.1 million allowance and $7.2 million in insurance advances. The components of "Other receivables" that relate to the fire are shown below:


                                          November 30, 1993
                                          -----------------
                                        (Dollars in Millions)


     Disputed billings                         $   5.9<1>
     Fire-related expenses submitted to the
       insurance carrier and personal property
       lost                                        7.2
     Advances received from insurance carriers    (7.2)
     Allowance for non-collection of disputed
       billings and other expenses                (4.1)
                                               ---------

     Other receivables                         $   1.8
                                               ========
     _________

     <1>  $5.9 million represents total disputed billings related to the fire; of this amount, $0.8 million reflects revenues recorded in the fourth quarter fiscal 1992 and $5.1 million reflects revenues recorded in fiscal 1993. No disputed billings have been recorded since third quarter of fiscal 1993.


     While the Company believes that a significant portion of these disputed amounts should be recovered from its business interruption insurance carrier, there can be no assurance as to the certainty of collection or the timing thereof.
     The Company's establishment of an allowance of $4.1 million is in consideration of the possibility of noncollection of disputed billings and other expenses incurred at the Kansas City facility. In addition, if a portion of the insurance advances ultimately is not applied to business interruption

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     losses, the Company may be required to reduce operating income for the period in which the final allocation of such advances is determined. The Company cannot predict the ultimate allocation of such advances at this time.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is named as a defendant in actions arising out of the normal course of its business. As of December 31, 1993, the Company was not a party to any pending legal proceeding that it believes to be material other than lawsuits filed in connection with the Kansas City fire. See Item 1, "Legal Proceedings", Form 10-Q, dated October 14, 1993 for the quarter ended August 31, 1993. See also Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Effects of Kansas City, Kansas Warehouse Fire".

Five additional suits have been filed in connection with the Kansas City fire in state or federal court in Kansas subsequent to the third quarter of 1994: (1) Principal Mutual Life Insurance Company versus Americold Corporation and Americold Services Corporation (filed in the United States District Court for the District of Kansas, December 17, 1993); (2) Glenn Falls Insurance Company and Metmor Financial, Inc. versus Americold Corporation and Americold Services Corporation (filed in the United States District Court for the District of Kansas, December 17, 1993); (3) Marcus Phillips D/B/A Phillips Confections and Hanover Kansas City, Inc. versus Americold Corporation and Americold Services Corporation (filed in the United States District Court for the District of Kansas, December 28, 1993); (4) Commerce Bank of Kansas City, N.A. versus Americold Corporation and Americold Services Corporation (filed in the United States District Court for the District of Kansas, December 28, 1993); and (5) Fidelity and Deposit Company of Maryland versus Americold Corporation and Americold Services Corporation (filed in the District Court of Wyandotte County, Kansas, December 29, 1993). These suits have been tendered to the Company's insurance carriers. The suits described in this paragraph assert claims based upon, among other things, aggravated and ordinary negligence, breach of contract and bailment obligations and violations of the Uniform Commercial Code in connection with the fire.

In addition, two previously described suits related to the fire have been settled for immaterial amounts subsequent to the end of the third quarter of 1994: (1) Waddell & Reed, Inc. and Waddell & Reed Services Company versus Americold Corporation and Americold Services Corporation (filed in the District Court of Wyandotte County, Kansas, December 22, 1992); and (2) Real Foods Marketing Company, Inc. versus Americold Corporation and Americold Services Corporation, et al. (filed in the District Court of Wyandotte County, Kansas, April 29, 1993).

                PART II - OTHER INFORMATION

A total of twenty-one suits arising from the fire are pending in state and federal courts in Kansas by warehouse and record center customers, tenants and insurers seeking aggregate specified damages in excess of $1.1 million and unspecified damages to be proven at trial. See Item 1, "Legal Proceedings," Form 10-Q dated October 14, 1993 for quarter ended August 31, 1993. Additional lawsuits may be filed in connection with the fire. The Company and its insurers are vigorously contesting all actions.

The Company is not able to evaluate the theories upon which the claims and suits are based or the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss, if any. While the Company carries substantial property, liability, warehouseman's legal liability and business interruption insurance, the adequacy of coverage will depend upon events the Company cannot predict.

The warehouse receipts issued to the public warehouse customers provide a $.50 per pound limit on the Company's liability for loss or damage for product stored. As discussed below, two courts have upheld that provision contained in the Company's warehouse receipts which limited the amount of damages for which the Company could be liable upon a finding of ordinary negligence. Of product in storage in the public warehousing space at the time of the fire, the Company believes approximately 112 million pounds may have received smoke damage. Of this amount, approximately 46 million pounds were stored under warehouse receipts and therefore the Company may be able to limit its maximum exposure related to these pounds to approximately $23 million. The remaining approximately 66 million pounds were stored under a warehouse contract with no express limitation on the Company's liability for loss or damage for product stored. The Company does not know the aggregate amount or value of product stored under the contract and therefore cannot reliably estimate its maximum exposure.

On September 9, 1993 and September 20, 1993, the United States District Court for the District of Kansas (the "Court") issued orders in Butler Manufacturing Company et al. versus Americold Corporation, et al., and the cases consolidated therewith. The orders were issued in response to motions for partial summary judgment concerning the enforceability of certain limitation of liability provisions in the Company's warehouse receipts and contracts with customers at the Kansas City facility.

                PART II - OTHER INFORMATION

The Court upheld the provision contained in the Company's warehouse receipts that limited to $.50 per pound the amount of damages for which the Company could be liable upon a finding of ordinary negligence. The Court also ruled, however, that the limitation provisions would not apply to any liability of the Company for willful or wanton conduct. In addition, the Court held the limitation of liability provisions contained in the Company's record storage contracts to be unenforceable. The invalidated provisions would have excused the Company from any liability for ordinary negligence and would have limited the total amount of damages which could be collected from the Company. The Court denied the Company's request that the Court reconsider its ruling with respect to the records storage contracts.

On November 19, 1993 and November 23, 1993, the District Court of Wyandotte County, Kansas, issued an order in Associated Grocers et al. versus Americold Corporation et al., and cases consolidated therewith, that reached the same result concerning the enforceability of the limitation of liability provisions described above. The Company has requested that the District Court of Wyandotte County reconsider its ruling with respect to the records storage contracts.

The Company is unable at this time to assess the effect of these orders upon the ultimate potential liability of the Company with respect to the Kansas City fire.

With regard to tenants, the Company does not know the aggregate amount or value of product stored and therefore cannot reliably estimate its maximum exposure to tenants.

The Company filed a petition for a declaratory judgment, Americold Corporation and Americold Services Corporation versus National Union Fire Insurance Company (filed in the United States District Court for the District of Kansas, May 27, 1993), requesting the court to declare the rights and duties of the parties under the policy of primary general liability insurance and to determine that there is coverage.

While the Company carries substantial property, liability, warehouseman's legal liability and business interruption insurance, the adequacy of coverage will depend upon events the Company cannot currently predict. One of the Company's principal liability insurance policies contains an aggregate coverage limit for loss related to property damage, business interruption and warehouseman's legal liability. Although the Company disputes that

                PART II - OTHER INFORMATION
it has any liability with respect to the Kansas City fire, and although the Company does not believe that the ultimate property damage or liability exposure will exceed insurance coverage, there can be no assurance that the Company will not be found liable for damage or that the total damages resulting from the fire will not exceed its insurance coverage.

                PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

     10 Material Contracts
            10.1    Nonstatutory Stock Option Agreement
                    dated May 19, 1993 between the
                    Company and John P. LeNeveu

            10.2    First Amendment, dated October 1,
                    1993, to the Credit Agreement
                    between the Company and United
                    States National Bank of Oregon dated
                    February 3, 1993

            10.3    Employment Agreement dated
                    December 6, 1993, between the
                    Company and J. Roy Coxe

       11 Statement re Computation of Per Share Earnings


         (b) Reports on Form 8-K

             A Current Report on Form 8-K, dated September 24, 1993, was filed disclosing two court rulings related to the enforceability of certain limitation of liability provisions in the Company's warehouse receipts and contracts with customers in litigation in connection with a December 1991 fire at its Kansas City, Kansas facility.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMERICOLD CORPORATION


                              /s/Joel M. Smith
                             ------------------------------------
                             JOEL M. SMITH, Senior Vice President
                             and Chief Financial Officer






Date:   January 13, 1994

               AMERICOLD CORPORATION


                    FORM 10-Q


                  Exhibit Index


Exhibit                                                     Page
- -------                                                     ----

10.1  Nonstatutory Stock Option Agreement
      dated May 19, 1993 between the Company
      and John P. LeNeveu

10.2  First Amendment, dated October 1, 1993,
      to the Credit Agreement between the Company and United States National Bank of Oregon dated February 3, 1993

10.3 Employment Agreement dated December 6, 1993, between the Company and J. Roy Coxe


11    Statement re Computation of
      Per Share Earnings