Form 10-K
period 1994-02-28
AMERICOLD CORP /OR/
filed 1994-05-27
CIK 811119

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     February 28, 1994; or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission file number:  33-12173

                      AMERICOLD CORPORATION
     (Exact name of registrant as specified in its charter)

          Oregon                     93-0295215
  (State of Incorporation)    (I.R.S. Employer Id. No.)

7007 S. W. Cardinal Lane, Suite 135,
Portland, Oregon                                   97224
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including
area code:                                      (503) 624-8585

                          ------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     /X/     Yes          /  /   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     /X/

Aggregate market value of voting stock held by non-affiliates on May 1, 1994: $6,971,244 based upon last known transaction in the voting stock of the Company.

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of May 1, 1994: 4,863,999 shares.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None

Exhibit Index located at page 83.

                      AMERICOLD CORPORATION
                            FORM 10-K

                              INDEX
                              -----
Part I                                                      Page
- - ------                                                      ----

Item 1.   Business. . . . . . . . . . . . . . . . . . . .      3

Item 2.   Properties. . . . . . . . . . . . . . . . . . .     11

Item 3.   Legal Proceedings . . . . . . . . . . . . . . .     13

Item 4.   Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . . .     14

Part II
- - -------

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters . . . . . . . .     15

Item 6.   Selected Financial Data . . . . . . . . . . . .     16

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation. .     17

Item 8.   Financial Statements and Supplementary Data . .     26

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure. . . . .     26

Part III
- - --------

Item 10.  Directors and Executive Officers of the
          Registrant. . . . . . . . . . . . . . . . . . .     27

Item 11.  Executive Compensation. . . . . . . . . . . . .     30

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management . . . . . . . . . . . . .     40

Item 13.  Certain Relationships and Related Transactions      41

Part IV
- - -------

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K . . . . . . . . . . . . . .     42

SIGNATURES
SUPPLEMENTAL INFORMATION
EXHIBIT INDEX

                             PART I

ITEM 1.  BUSINESS

GENERAL
- - -------

Americold Corporation ("Americold" or the "Company"), an Oregon corporation, was founded in 1911, reincorporated in 1931 and operated as Termicold Corporation until 1982. In December 1982, Americold was acquired by Beatrice Companies, Inc. ("Beatrice"), which combined its public refrigerated warehouse facilities, operating under various names, with Americold. In December 1986, Americold was purchased (the "Acquisition") by a private group consisting of affiliates of Kelso & Company, Inc. ("Kelso"), certain institutional investors, and certain key employees and members of Americold's management (the "Management Group").

According to industry and government information on general refrigerated warehouse storage capacity, Americold is the nation's largest supplier of public refrigerated warehouse space, with approximately a 16% share of total publicly-available freezer storage capacity and approximately 14% of total publicly-available refrigerated storage space in the United States. As of the last day of February 1994, the Company's network of 54 refrigerated warehouse facilities in 15 states provided a total storage capacity of approximately 231.8 million cubic feet. Included in the Company's total of 231.8 million cubic feet of storage capacity is approximately 3.2 million cubic feet of storage capacity added as a result of the expansion of the Fogelsville, Pennsylvania facility in September 1993.

The Company operates certain nonwarehousing businesses in selected locations. These include transportation services and a limestone quarry. The Company previously operated a vital records center, which it closed during fiscal 1994.

As used herein, the terms "Americold" or the "Company" refer to Americold Corporation and its subsidiaries unless the context indicates otherwise. All references to fiscal 1994, 1993 and 1992 refer to the years ended the last day of February 1994, 1993 and 1992, respectively.

SERVICES
- - --------

Americold's principal service is food product preservation, handling and distribution utilizing temperature-controlled warehouse space. Approximately 94% of the storage space operated by the Company is freezer space (0 degrees F. and below), with the remaining space divided between cooler space (28 degrees F. and above) and unrefrigerated dry storage space. The Company also provides customers with a wide range of supplemental services, including electronic data interchange, which provides customers with electronic data communication services to expedite the exchange of information regarding product storage and shipment; shipping programs and transportation services provided through its Americold Transportation Systems ("ATS") unit; and SUPERCOLD [registered trademark symbol] freezer storage provided at 11 of the Company's facilities for the preservation of products such as ice cream, which requires storage at temperatures as low as -20 degrees F. The Company also provides product repacking and preparation of products for shipment, and the leasing of warehouse space.

Most of the Company's warehouses may be classified as combination production and distribution facilities, although some provide solely production or distribution services. Production facilities differ from distribution facilities in that they typically serve a relatively small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of the production or distribution process. Distribution facilities primarily serve a larger number of customers who store smaller quantities of a larger variety of finished products before they are shipped to end-use customers, such as food retailers and food service companies.

The Company's strategy calls for an increased emphasis in third party logistics services. Logistics service offerings to customers will include warehouse deployment decisions, network optimization, carrier management, consolidated shipping, specific load tendering with optimized carrier and route selection, and freight payment and claims management. The Company is in the process of selecting and installing customized computer hardware and software to support these expanded logistics services. A letter of intent has been signed with one customer to provide such logistics services beginning in fiscal 1995.

In February 1994, Americold invested in Non-Stop Logistics Corporation ("Non-Stop"), a corporation specializing in logistic systems, to facilitate the adaptation of Non-Stop's full range of just-in-time logistic technologies and physical services to the distribution of refrigerated and frozen food grocery products. This is a continuation of the Company's implementation of plans to develop a system of technical resources to provide full-scope logistic services.

REVENUES AND CUSTOMERS
- - ----------------------

Americold's net sales for fiscal 1994, 1993 and 1992 are detailed below by activity:


                                  NET SALES  (Dollars in Millions)

                          Fiscal 1994   Fiscal 1993  Fiscal 1992
                        ---------------------------------------------
                        Amount %      Amount %    Amount  %
                        ---------------------------------------------

Storage                 $ 98.5 49.5% $101.0 51.5% $106.8 53.2%
Handling                  65.3 32.8%   60.3 30.8%   62.3 31.0%
Freezing                   6.5  3.3%    6.2  3.2%    6.4  3.2%
Leasing                    7.4  3.7%    9.5  4.8%   10.0  5.0%
Other                      3.4  1.7%    3.8  1.9%    5.8  2.9%
                        ------------ ------------ ------------
  Net warehousing sales $181.1 91.0% $180.8 92.2% $191.3 95.3%
  Net nonwarehousing sales  17.8  9.0%  15.3  7.8%   9.4  4.7%
                        ------------ ------------ ------------
  Total net sales       $198.9100.0% $196.1100.0% $200.7100.0%
                        ============ ============ ============


Americold's customers consist primarily of national, regional and local frozen food processing firms, traders, wholesalers, retailers and food service organizations. Although the Company provides services to approximately 3,200 customers, in fiscal 1994 the 10 largest customers accounted for approximately 55% of total net sales. One customer of the Company, H. J. Heinz Co. and subsidiaries, accounted for approximately 18.0% of the Company's net sales in fiscal 1994. The Company believes that the risk to the Company of losing such large customers has been reduced in several cases through long-term storage and operating agreements and by the fact that services are provided to certain large customers in multiple locations.

Warehousing sales are seasonal, depending upon the timing and availability of crops grown for frozen food production and the seasonal build-up of certain products for holiday consumption. The third quarter, ending each November 30, normally represents the strongest sales quarter.

In several instances, the Company's production warehouses are located adjacent to customers' processing facilities. At some of these warehouses, customers guarantee a minimum quantity of product to be stored in return for guaranteed space pursuant to long-term contracts. At several locations, the Company leases space to manufacturers or distributors on a long-term, fixed rate basis.

At a number of facilities, particularly those located adjacent to customers' processing facilities, a majority and in some cases virtually all business is attributable to a single user of the facility. However, management has observed in the past that, to the extent products produced at locations adjoining the Company's facilities are commodities grown in the surrounding area, demand for the products has been more significant to the long-term sales and profitability of the facility than has been the viability of a single producer.

COMPETITION
- - -----------

Americold operates in an environment in which location, customer mix, warehouse size, service level and price are the principal competitive factors. Since frozen food manufacturers and distributors incur transportation costs which are typically significantly greater than warehousing costs, location is a major competitive factor. In addition, in certain locations, customers depend upon shipping products in pooled shipments with products of other customers going to the same markets. In these cases, the mix of customers in a warehouse can significantly influence the cost of delivering products to markets. The size of a warehouse is important because large customers prefer to have all of the products needed to serve a given market in a single location and to have the flexibility to increase storage during seasonal peaks at the same location. The Company believes that customers generally will select a warehouse facility based upon service levels and price, if there are several warehouse locations which satisfy its transportation, customer mix and size requirements.

Competition is national, regional and local in nature. There are no significant barriers to entry into the market in which the Company operates, permitting a relatively large number of smaller competitors to enter the market. On the national level, Americold competes with United Refrigerated Services, Inc. ("URS"), United States Cold Storage, Inc., Christian Salvesen, Inc. and Millard Refrigerated Services, which, according to industry information, accounted for approximately 6.4%, 4.2%, 2.7% and 2.7% of public freezer space, respectively, in 1992, the latest year for which the information is available to the Company. On the regional and local level, there are many smaller warehouse operators that compete with the Company and, according to industry information, warehouse operators who own or control less than 25 million cubic feet each of refrigerated space or freezer space accounted for approximately 72% of all public refrigerated storage space in 1992. The Company believes that competition from these local and regional competitors is more significant because national competitors often do not compete in the same markets as the Company. In addition, the Company's customers may divert business from the public warehousing sector by building their own refrigerated warehouse facilities.

In March 1993, Kelso acquired approximately 70% of the common equity of URS. Kelso now owns a controlling interest in both the Company and URS. Procedures have been implemented by all the parties which are intended to address possible conflicts of interest that might arise.

Over the past several years, there has been a trend in the domestic frozen food industry of increasing shipments of some frozen fruits and vegetables from other countries due to lower production costs and other economic factors. Such imports could adversely affect the Company's food production-related business. However, some of these imports will require domestic public refrigerated warehouse services that the Company may provide.

The Company continues to look for opportunities to add warehouse locations and to expand its existing locations. While the Company added approximately 29 million cubic feet of freezer space over the last six years, the public refrigerated warehouse industry has grown at a faster pace, adding approximately 340 million cubic feet of freezer space between 1987 and 1993 based on data prepared in October 1993 by the United States Department of Agriculture. As a result, the Company's national market share of freezer space during such period decreased from approximately 18% to approximately 16%. Although some of the freezer space added by competitors has adversely affected the level of business at certain of the Company's warehouses, the majority has been in areas where the Company does not directly compete.

ORGANIZATION
- - ------------

The Company's operations are headquartered in Portland, Oregon, and the Company maintains an office in Gloucester, Massachusetts. The Company's warehouse facilities are organized into six districts. Each district is managed by a District Manager to whom the respective warehouse General Managers report. General Managers are responsible for one to five warehouses and are supported at the district and corporate levels by certain accounting, marketing, logistics, engineering, data processing and operational functions.

SALES AND MARKETING
- - -------------------

Sales responsibility at the Company resides primarily with district and local management who are supported at the national level by the Company's executive and sales and marketing staff. Marketing is principally a corporate management function.

Each warehouse, or group of one to five warehouses, has a General Manager. It is the responsibility of each warehouse or group's management to understand and be responsive to the needs of its individual marketplace and to adapt sales efforts accordingly. Sales is a major activity of each General Manager. Though the Company operates nationally, prices charged by the Company tend to reflect local competition.

Local sales efforts are supplemented by the corporate sales and marketing department, which supplies sales support, national account pricing guidance and national advertising, and monitors relationships with large district and national accounts. The Company employs two sales managers and a sales representative, all reporting to a director of sales in Portland, Oregon. These sales managers are located in California and Colorado, while the sales representative is located in Massachusetts. In addition, a primary sales development and pricing contact is assigned to each of the Company's top 100 accounts. Certain customers storing product in multiple facilities, but who are not among the Company's top 100 accounts, are also offered a similar contact.

THIRD PARTY LOGISTICS
- - ---------------------

The Company hired a senior vice president of logistics to assist in carrying out the Company's plan to offer expanded logistics services to its customers. Located in Portland, Oregon, this person has focused on the establishment of service offerings to customers.

The primary responsibility for logistics services resides with the senior vice president and the ATS staff. As of February 28, 1994, there were 21 ATS employees located at various warehouse locations and at the Corporate Office in Portland, Oregon, who work with customers and truckers to meet the customers' transportation needs. As a result of the anticipated expansion in logistics service offerings, the size of the ATS staff is expected to increase during fiscal 1995.

EMPLOYEES
- - ---------

The Company had approximately 1,783 employees as of February 28, 1994. A breakdown of employees by function is set forth below:

                 EMPLOYEE BREAKDOWN BY FUNCTION

                                   Number of
               Function            Employees
               --------            ---------
               Operations             1,401
               Administration           382
                                      -----

                    Total             1,783
                                      =====

Approximately 692 of the Company's employees are covered by union contracts. Currently, 27 facilities employ unionized labor while 27 facilities are non-unionized. Union contracts for individual locations are with the local chapters of national unions, principally the International Brotherhood of Teamsters, and generally have staggered expiration dates. During the past three years, there have been no strikes at the Company's facilities, and the Company believes its relationships with its employees are satisfactory.

PATENTS, LICENSES AND TRADEMARKS
- - --------------------------------

The Company's operations are not dependent upon any single or related group of patents, licenses, franchises or concessions. The Company's operations are also not dependent upon a single trademark or service mark, although the Company has registered the Americold [registered trademark symbol] and SUPERCOLD [registered trademark symbol] service marks with the United States Patent and Trademark Office.

RESEARCH AND PRODUCT DEVELOPMENT
- - --------------------------------

The Company does not operate in an industry in which research and development plays an important role. Although the Company has not made any material expenditure with regard to Company-sponsored research and development in the past three fiscal years, the Company is expending resources in the expansion of services into the logistics area through the hiring of a new executive officer, purchasing new computer hardware and software, and the investment in Non-Stop. The Company also continues to pursue methods of reducing energy costs at its facilities.

ENVIRONMENTAL COSTS
- - -------------------

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to protection of the environment.

KANSAS CITY, KANSAS WAREHOUSE FIRE
- - ----------------------------------

In December 1991, a fire occurred at the Company's Kansas City, Kansas underground warehouse facility. As a result of the fire, the Company's warehousing activities in Kansas City have operated at a substantially reduced level. Although the quarry operations were resumed in late January 1992, the vital records center was located in the area damaged by the fire. The Company permanently closed the vital records center during the first quarter of fiscal 1994.

Subsequent to the end of fiscal 1994, the Company settled all of the material lawsuits in connection with the record storage and warehouse receipt claims brought by third parties alleging damages as a result of the Kansas City, Kansas warehouse fire. The Company also has settled its first party claims with its insurance carriers for business interruption, property damage and other costs. However, the United States Department of Agriculture's (USDA) claim submitted to the Company for approximately $67.3 million for fire-related damage to commodity food-stuffs stored and computer equipment utilized at the Company's Kansas City, Kansas warehouse facility is still pending. The Company has also reached an agreement in principle for settlement of the lawsuits filed by tenants of the Kansas City, Kansas facility and their insurers. This settlement requires no cash payment by the Company, but only an assignment of certain insurance coverage and other claims of the Company.

For more information about the circumstances and effects of the fire, see "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Effect of Kansas City, Kansas Warehouse Fire".

ITEM 2.  PROPERTIES

As of February 28, 1994, the Company owned or leased 54 facilities in 15 states. Although most of the facilities are owned by the Company, 14 facilities comprising approximately 10.8% of the Company's total cubic feet of storage space are leased or subleased by the Company under operating-type lease arrangements. Four facilities with approximately 5.3% of the total cubic feet of storage space are leased, in whole or in part, under financing lease or capitalized-type lease arrangements. Five facilities, or portions thereof, with approximately 6.2% of the total cubic feet of storage space, are situated on leased land.

The Company's facilities are typically single-story concrete buildings constructed at dock height elevation, with very heavy insulation and vapor barrier protection. Refrigeration is typically supplied by screw-type compressors in ammonia-based cooling systems. One of the six cooling systems at the Company's Kansas City facility, however, is freon-based. The Company expects this freon-based system will be converted to an ammonia-based system by the end of fiscal 1995. Facilities are served by truck as well as by rail in many instances. Buildings generally have sufficient land space surrounding them to afford ample area for truck parking and storage of unused pallets and equipment. Many facilities also have room for expansion.

The following table lists the refrigerated warehouse facilities owned or leased by the Company as of February 28, 1994. It also shows the 32 facilities that presently secure the Company's first mortgage bonds. As a result of the fire at Kansas City, Kansas, the Company lost approximately 5.0 million cubic feet of dry storage space. The Company plans to request a required consent under the First Mortgage Bond Indenture to allow the Company to use the net insurance proceeds allocable to real property received as a result of the fire for the acquisition, construction or improvement of any property or properties securing the Company's first mortgage bonds. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".

                REFRIGERATED WAREHOUSE FACILITIES

                               Total
                           Storage SpaceType ofOwned or
                          (Cubic Ft./Mil)Facility(*) Leased
                          --------------------------------
Burbank (W. Magnolia Blvd.), California0.8P/DOwned
Fullerton (S. Raymond Ave.), California4.0P/DLeased(1)
Los Angeles (Corona St.), California0.7D   Leased(1)
Los Angeles (Jesse St.), California2.7P/D  Owned(4)
Oakland (E. 11th St.), California1.9  D    Leased(1)
Pajaro (Salinas Rd.), California0.8   P/D  Leased(1)
San Francisco (Donner Ave.), California2.5DLeased(1)
Turlock (5th St.), California2.5      P/D  Owned(4)
Turlock (S. Kilroy Rd.), California3.0P/D  Owned(4)
Watsonville (W. Riverside Dr.), California5.2P/DOwned(2)(4)
Watsonville (Second St.), California1.5P/D Leased(1)
Watsonville (Hwy One), California3.6  P/D  Leased(1)
Denver (E. 50th St.), Colorado2.8     P/D  Owned(2)/Leased(3)(4)
Denver (N. Washington St.), Colorado0.5P/D Leased(1)
Denver (N. Bannock St.), Colorado1.5  P/D  Leased(1)
Denver (Ivy St.), Colorado   0.7      P/D  Leased(1)
Bartow (U. S. Highway 17), Florida1.2 P/D  Owned(2)(4)
Plant City (S. Alexander St.), Florida0.9P/DOwned
Tampa (N. 50th St.), Florida 4.1      P/D  Owned/Leased(3)
Tampa (S. Lois Ave.), Florida0.4      D    Owned
Tampa (Shoreline Dr.), Florida0.8     D    Owned(2)
Burley (U.S. Highway 30), Idaho5.5    P/D  Owned(2)(6)
Nampa (4th St. N.), Idaho    8.0      P    Owned(4)
Chicago (S. State St.), Illinois2.9   P/D  Leased(1)
Chicago (S. Blue Island Ave.), Illinois2.9P/DLeased(1)
Bettendorf (State St.), Iowa 8.9      P/D  Owned(4)
Fort Dodge (Maple Dr.), Iowa 3.7      D    Owned(4)
Kansas City (Inland Dr.), Kansas38.4  P/D  Owned(4)
Portland (Read St.), Maine   1.8      P/D  Owned
Boston (Widett Ci.), Massachusetts3.1 P/D  Owned(4)
Gloucester (E. Main St.), Massachusetts1.9P/DOwned(4)
Gloucester (Railroad Ave.), Massachusetts0.3P/DOwned(4)
Gloucester (Rogers St.), Massachusetts2.8P/DOwned(4)
Gloucester (Rowe Sq.), Massachusetts2.4P/D Owned(4)
Gloucester (State Fish Pier), Massachusetts0.6P/DLeased(4)
Watertown (Pleasant St.), Massachusetts4.7P/DOwned(4)
Brooks (Brooklake Rd.), Oregon4.8     P    Owned(4)
Hermiston (Westland Rd.), Oregon4.0   P    Owned(4)
Hillsboro (W. Washington St.), Oregon1.1P/DOwned(4)
Milwaukie (S. E. McLoughlin Blvd.), Oregon4.7DOwned(4)
Ontario (N. E. First St.), Oregon8.1  P    Leased(4)
Salem (Portland Rd. N.E.), Oregon12.5 P/D  Owned(4)
Woodburn (Silverton Rd.), Oregon6.3   P/D  Owned(4)
Fogelsville (Mill Rd.), Pennsylvania14.0D  Owned/Leased(3)(4)
Murfreesboro (Stephenson Dr.), Tennessee2.9P/DOwned(4)
Clearfield (South St.), Utah 8.6      P/D  Owned(4)
Burlington (S. Walnut), Washington4.7 P/D  Owned(4)
Connell (W. Juniper St.), Washington5.7P   Owned(4)
Kent (S. 190th St.), Washington1.0    D    Leased(1)
Moses Lake (Wheeler Rd.), Washington7.3P/D Owned(4)
Walla Walla (4-14th Ave. S.), Washington3.1POwned(4)
Wallula (Dodd Rd.), Washington1.2     P/D  Owned(4)
Plover (110th St.), Wisconsin9.4      P/D  Owned(4)
Tomah (Route 2), Wisconsin   2.4      P    Owned(4)
                            -----
                            231.8
                            -----
____________________________

(*)  "P" designates a production facility.
     "D" designates a distribution facility.
     "P/D" designates a facility that is used for both production and distribution.
(1)  Operating lease.
(2)  Building owned by the Company; land is leased.
(3)  Capitalized lease.
(4)  Security for Company's First Mortgage Bonds.  See Note 7 to Consolidated Financial Statements.
(5)  Financing lease.
(6)  Security for mortgage payable.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is named as a defendant in actions arising out of the normal course of its business. As of May 1, 1994, the Company was not a party to any pending legal proceeding that it believes to be material other than lawsuits filed in connection with the Kansas City, Kansas warehouse fire. See
Item 1, "Legal Proceedings", Form 10-Q, dated October 14, 1993 for the quarter ended August 31, 1993, and Item 1, "Legal Proceedings", Form 10-Q dated January 14, 1994 for the quarter ended November 30, 1993. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Effect of Kansas City, Kansas Warehouse Fire."

Subsequent to the end of the fiscal year, the Company settled all of the material lawsuits in connection with the records storage and warehouse receipt claims brought by third parties alleging damages as a result of the Kansas City, Kansas warehouse fire. The Company has also reached an agreement in principle for settlement of the lawsuits filed by tenants of the Kansas City facility and their insurers. This settlement requires no cash payment by the Company, but only an assignment of certain insurance coverage and other claims of the Company.

The Company previously settled Harcros Chemicals, Inc. versus Americold Corporation and Americold Services Corporation (filed in the District Court of Wyandotte County, Kansas, December 23,
1992) for an amount covered by the Company's insurance policies. In addition, the Company settled the following eleven lawsuits, described previously, in connection with the Kansas City fire subsequent to the end of the fiscal year: (1) Principal Mutual Life Insurance Company versus Americold Corporation and Americold Services Corporation (filed in the United States District Court for the District of Kansas, December 17, 1993); (2) Glenn Falls Insurance Company and Metmor Financial, Inc. versus Americold Corporation and Americold Services Corporation (filed in the United States District Court for the District of Kansas, December 17, 1993); (3) Commerce Bank of Kansas City, N.A. versus Americold Corporation and Americold Services Corporation (filed in the United States District Court for the District of Kansas, December 28, 1993); (4) Fidelity and Deposit Company of Maryland versus Americold Corporation and Americold Services Corporation (filed in the United States District Court of Wyandotte County, Kansas, December 29, 1993); (5) Smith Frozen Foods, Inc., et al. versus Americold Corporation and Americold Services Corporation (filed in the District Court of Wyandotte County, Kansas, August 19, 1992); (6) Jianas Brothers Packaging Company versus Americold Corporation (filed in the United States District Court for the District of Kansas, September 25, 1992); (7) Magnolia Beef International versus Americold Corporation (filed in the United States District Court for the District of Kansas, September 25,
1992); (8) Meyners-

Robinson Company, Inc. versus Americold Corporation and Americold Services Corporation (filed in the District Court of Wyandotte County, Kansas, September 25, 1992); (9) Earth Elements, Inc., dba Nature's Recipe Pet Foods Corporation versus Americold Corporation and Americold Services Corporation (filed in the United States District Court for the District of Kansas, November 9, 1992); (10) Savings and Loan Data Corporation, Inc., et al. versus Americold Corporation and Americold Services Corporation (filed in the United States District Court for the District of Kansas, May 13, 1993); and (11) Butler Manufacturing Company, Inc., et al. versus Americold Corporation (filed in the United States District Court for the District of Kansas, April 1, 1992). The settlement amounts are covered by the Company's insurance policies. See Part I, Item 1, "Business - Kansas City, Kansas Warehouse Fire". In addition, one of the previously described suits, Mr. Dell Foods, Inc. versus Americold Corporation and Americold Services Corporation (filed in the District Court of Wyandotte County, Kansas, April 13, 1993) has been dismissed.

On February 18, 1994, the Company received notice from the United States Attorney for the District of Kansas that a claim would be filed on behalf of the USDA as a result of the December 1991 fire at the Company's Kansas City, Kansas underground warehouse facility. Although no lawsuit has been filed, the USDA has submitted a claim in the approximate amount of $67.3 million for fire-related damage to commodity food-stuffs stored and computer equipment utilized at the Company's Kansas City, Kansas facility.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of security holders during the fourth quarter of fiscal 1994.

                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION
- - ------------------

The Company's common stock is not listed on a securities exchange or on NASDAQ. There is no established public trading market for the Company's common stock. However, there are occasional trades through certain broker/dealers.

HOLDERS
- - -------

As of May 1, 1994, there were 4,863,999 shares of the Company's common stock outstanding, held by approximately 83 shareholders of record. See also response to Item 12.

DIVIDENDS
- - ---------

No dividends have been declared by the Company on its common stock since the Acquisition. The Company's credit agreements restrict the payment of dividends on common stock, and it is the present policy of the Board of Directors that all available cash be used for the reduction of debt and for reinvestment in the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial information. The information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operation as furnished below in Item 8 and Item 7, respectively. Dollars are in thousands, except per share data.

                  Year EndedYear EndedYear EndedYear EndedYear Ended
                    last day  last day  last day  last day  last day
                          of      of       of     of      of
                    February February February February February
                      1994    1993     1992   1991    1990
                    ---------------- ------------------------
    Income Statement Data:
      Net sales    $ 198,887$ 196,130$ 200,680$ 196,927$ 173,631
      Loss before extraordinary
        item and cumulative
        effect of accounting
        principle change(11,039)(8,150)(5,493)(9,716)(12,367)
      Extraordinary gain (loss),
        net of income tax
        expense (benefit)(1,848)   -        -    654    (408)
      Cumulative effect of
        accounting principle
        changes      (64,234)      -        -      -       -
      Net loss       (77,121) (8,150)  (5,493)(9,062)(12,775)
      Loss per share:
        Loss before extraordinary
          item         (2.39)  (1.80)   (1.24) (2.06)  (2.54)
        Extraordinary item(.38)    -        -    .13    (.08)
        Cumulative effect of
          accounting principle
          changes     (13.23)      -        -      -       -
        Net loss per common share(16.00)(1.80)(1.24)(1.93)(2.62)
      Cash dividends declared per
        common share       -       -        -      -       -

    Balance Sheet Data:
      Total assets $ 528,703$ 490,151$ 483,841$ 493,651$ 502,765
      Long-term debt 467,337 443,003  435,133449,299 461,344
      Preferred stock  5,348   4,773    4,204  3,208   2,072
      Common stockholders'
        deficit     (102,577)(25,175) (16,882)(10,578)   (330)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

INTRODUCTION
- - ------------

The Company's operating results have been and will continue to be materially affected by the transactions related to the Acquisition. Operating results are affected by indebtedness incurred to finance the Acquisition and by the amortization of capitalized fees and expenses incurred in connection with such financing. For fiscal 1994 and 1993, interest expense, principally related to debt incurred to finance the Acquisition, totaled $55.4 million and $51.9 million, respectively, and the amortization of debt issuance costs totaled $1.2 million for each fiscal year.

The Company's future operating results may also be affected by the fire which occurred in the Company's Kansas City, Kansas warehouse in December 1991. See "Effect of the Kansas City,
Kansas Warehouse Fire", below.

HISTORICAL INCOME STATEMENT INFORMATION
- - ---------------------------------------

The following table sets forth a statement of the Company's consolidated operations, expressed as a percentage of net sales, and the percentage changes in the dollar amount of such consolidated operations as compared to the prior period.

                              Percentage of Net Sales        Period-to-Period
                                                      Change
                               Last Day of February      --------------------
                             ------------------------            1993 to     1992 to
                             1994 1993  1992          1994        1993
                             ---- ----  ----          ----         ----
      Net sales           100.0%100.0%100.0%     1.4%   (2.3)%
      Cost of sales        63.5% 60.6% 57.5%     6.2%    2.9%
      Amortization of cost in excess
        of net assets acquired1.3%1.3%  1.3%    (0.1)%   0.2%
      Selling and administrative
        expenses           13.6% 13.9% 15.0%    (0.4)%  (9.6)%
      Employee stock ownership
        plan expense        0.0%  0.4%  0.4%  (100.0)%   0.0%
      Gross operating margin21.6%23.9% 25.8%    (8.2)%  (9.7)%
      Interest expense     27.9% 26.5% 25.7%     6.7%    0.7%
      Amortization of debt issuance
        costs               0.6%  0.6%  0.6%     6.5%    3.9%
      Loss before income taxes, extraordinary
        item and cumulative effect of
        accounting principle changes(6.2)%(2.9)%0.0%(114.6)%(66.0)%
      Provision (benefit) for income taxes(0.6)%1.3%2.7%(148.2)%(54.6)%
      Loss before extraordinary item
        and cumulative effect of
        accounting principle changes(5.6)%(4.2)%(2.7)%(35.4)%(48.4)%
      Extraordinary loss, net
        of income tax benefit(0.9)%0.0% 0.0%  (100.0)%   0.0%
      Cumulative effect of accounting
        principle changes (32.3)% 0.0%  0.0%  (100.0)%   0.0%
      Net loss            (38.8)%(4.2)%(2.7)% (846.3)% (48.4)%

RESULTS OF OPERATIONS
- - ---------------------

     NET SALES - The Company's net sales for fiscal 1994 were $198.9 million, an increase of 1.4% from $196.1 million for fiscal 1993. The increase was primarily related to an increase in nonwarehousing sales. Net sales for fiscal 1993 included $5.1 million of amounts disputed by customers or tenants. See "Effect of Kansas City, Kansas Warehouse Fire", below.

Warehousing sales were $181.1 million for fiscal 1994, an increase of .2% from $180.8 million for fiscal 1993, primarily due to an 8.3% increase in handling revenues. This increase was partially offset by a 2.5% decline in storage revenue and a 22.1% decline in leasing revenue. The decline in storage revenue resulted from a 2.7% decrease in storage volume, offset slightly by price changes and other factors. The Company believes the decreased storage volume is due to a reduction in certain frozen vegetable stocks across several production warehouses. The reduction in frozen vegetable stocks is principally attributable to the flooding in the Midwest in 1993. For fiscal 1994, 17.9 billion pounds of product were stored compared to 18.4 billion pounds of product stored in fiscal 1993. Storage revenue increased approximately $.5 million in fiscal 1994 from fiscal 1993 at the Company's Kansas City, Kansas warehouse. Approximately $1.9 million of the $2.1 million decline in leasing activity is attributable to Kansas City.

The increase in handling revenue resulted primarily from a 7.8% increase in volume of product handled. For fiscal 1994, 17.9 billion pounds were handled compared with 16.6 billion pounds during fiscal 1993. Approximately $.5 million of the $5.0 million increase in handling revenue is attributable to Kansas City.

The increase in handling volume relative to storage volume is likely to continue as long as the Company's customers are able to successfully operate with lower inventories. The trend among customers is to increase inventory turnover, and the Company is experiencing an increase in turns to an annual turn of 6.0 in fiscal 1994 from 5.4 for fiscal 1993.

Nonwarehousing sales increased 16.3% to $17.8 million for fiscal 1994 from $15.3 million for fiscal 1993. The increase in sales for fiscal 1994 over fiscal 1993 from ATS, the Company's transportation division, of approximately $.5 million and the increase in quarry sales of approximately $2.4 million helped offset the loss of approximately $.4 million in sales due to the closure of the vital records center. Due to the fire in Kansas City, the vital records center ceased operations during the first quarter of fiscal 1994. The closure is not expected to significantly affect the results of operation of the Company.

Americold entered into a joint venture agreement in April 1990 forming ATS to provide transportation support services for the Company's customers. In the first eight months of fiscal 1992, joint venture sales of ATS were not consolidated with Americold sales. The joint venture was terminated during the third quarter of fiscal 1992, and the Company absorbed the operations of ATS.

Net sales for fiscal 1993 were 2.3% lower than fiscal 1992. The decrease in net warehousing sales of 5.5% from fiscal 1992 was primarily the result of a decrease in the Company's warehousing business as a result of the Kansas City, Kansas fire. Nonwarehousing sales in fiscal 1993 increased 62.7% from fiscal 1992 due primarily to inclusion of the sales from ATS as discussed above.

     COST OF SALES - Cost of sales for fiscal 1994 were $126.3 million, an increase of 6.2% from $118.8 million for fiscal 1993. Excluding the approximately $4.1 million allowance for non-collection of disputed billings and other expenses related to the Kansas City, Kansas warehouse fire, cost of sales for fiscal 1993 would have been $114.7 million. Payroll costs and energy costs increased approximately $3.9 million and $1.5 million, respectively, as a result of increased handling volume at the Company's facilities, including the quarry, and due to the new warehouse facility added in January 1993. Approximately $.6 million of the increase in cost of sales was due to increased activity at ATS. Certain other costs increased such as insurance, equipment and real estate rental expense, and operating supplies expense which increased $.5 million, $.6 million and $.4 million, respectively. Depreciation increased approximately $1.7 million related to the adoption of Financial Accounting Standards Board Statement No. 109, "Accounting For Income Taxes".

Cost of sales as a percentage of net sales increased to 63.5% for fiscal 1994 from 60.6% for fiscal 1993, primarily due to the new warehouse facility added in January 1993 along with the increased handling activity and the increased non-warehousing sales which carries lower operating margins.

Cost of sales for fiscal 1993 was 2.9% higher than fiscal 1992 as a result of the inclusion of ATS in fiscal 1993 and the establishment of the allowance of $4.1 million for disputed billings and for possible non-collection of expenses related to the Kansas City, Kansas warehouse fire.

     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses for fiscal 1994 were $27.1 million, a decrease of .4% from the $27.2 million for fiscal 1993. This decrease primarily reflects a decrease of approximately $1.2 million in salaries and related fringe benefits. Certain other costs declined, including office supplies, communications and equipment rentals, while professional fees, due primarily to one-time expenses for consulting services related to administrative cost reduction efforts, and meeting and travel expenses increased.

Selling and administrative expenses for fiscal 1993 were $27.2 million, a decrease of 9.6% from fiscal 1992. The decrease primarily reflects a decrease in professional fees and administrative payroll.

     INTEREST EXPENSE - Interest expense increased to $55.4 million for fiscal 1994 from $51.9 million for fiscal 1993, resulting from both the $26.25 million net increase in the principal amount of mortgage bonds outstanding due to the issuance of $176.25 million of first mortgage bonds in March 1993 and from the mortgage payable on the Burley, Idaho warehouse facility. See "Financial Condition", below.

Interest expense increased slightly to $51.9 million for fiscal 1993 from the $51.6 million in fiscal 1992, as a result of a new financing lease of the Ontario, Oregon facility, and the purchase of the Burley, Idaho facility, which was offset by slightly lower overall borrowings under the prior revolving credit agreement and the bank credit agreement, along with moderately lower average interest rates.

     LOSS - The Company's loss before extraordinary item and cumulative effect of accounting changes for fiscal 1994 was $11.0 million compared to a loss of $8.1 million for fiscal 1993. The principal reasons for the increased loss includes the increase in interest expense and the increase in cost of sales, discussed above.

The Company's loss before extraordinary item for fiscal 1993 was $8.1 million compared to a loss of $5.5 million for fiscal 1992. The decline in gross operating margin for fiscal 1993 over fiscal 1992 is primarily due to the effects of the fire at the Kansas City, Kansas warehouse.

     EXTRAORDINARY LOSS - During the first quarter of fiscal 1994, the Company repurchased $150 million in face value of its first mortgage bonds. The transaction resulted in an extraordinary loss to the Company, net of taxes, of approximately $1.8 million due to the write-off of unamortized issuance costs. See "Financial Condition", below and Part I, Item 8, "Financial Statements and Supplementary Data, Note 12 of Notes to Consolidated Financial Statements".

     INFLATION - The Company's operations have not been, nor are they expected to be, materially affected by inflation or changing prices.

NEW ACCOUNTING STANDARDS
- - ------------------------

Effective March 1, 1993, the Company implemented Financial Accounting Standards Board Statement of Financial Accounting Standard No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", and Statement No. 109, "Accounting for Income Taxes". See Part I, Item 8, "Financial Statements and Supplementary Data, Note 1 of Notes to Consolidated Financial Statements". As a result of the implementation of these accounting standards, the Company's fiscal 1994 earnings were reduced by approximately $64.2 million.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company relies primarily upon cash generated by operations to service debt and fund capital expenditures. For fiscal 1994, net cash flow from operating activities as reported in the Company's consolidated financial statements increased to $18.5 million from $17.7 million for fiscal 1993. Cash provided by operations and the release of escrowed funds were, together with other items, sufficient to reduce bank borrowings by $8.6 million, provide for $8.9 million in expenditures for property, plant and equipment, and increase the Company's cash balance to $3.9 million at the end of fiscal 1994 compared to the $2.4 million at the end of fiscal 1993.

On March 9, 1993, the Company sold $176.25 million aggregate principal amount of the Company's 11.5% First Mortgage Bonds, Series B, due March 1, 2005. The Company used $150 million of the proceeds from the sale of the Series B Bonds to purchase at par $150 million of outstanding 11.45% First Mortgage Bonds, due 2002. The remaining $150 million of such First Mortgage Bonds have been redesignated Series A First Mortgage Bonds (together with the Series B First Mortgage Bonds, the "First Mortgage Bonds"). The remaining net proceeds of approximately $22.3 million were placed in escrow with a trustee (the "Trustee") and will be released to fund construction or acquisition of warehouse properties. As of the end of fiscal 1994, approximately $21.9 million was held in escrow.

On May 15, 1992, the Company entered into a sale and leaseback transaction with respect to its Ontario, Oregon warehouse facility. The transaction generated approximately $15 million in cash. The Company received approximately $3 million at closing and the remainder was placed in escrow with the Trustee. In February 1993, in anticipation of substituting additional collateral, the Company received $7.0 million of escrowed funds which the Company used to reduce its borrowings under the revolving credit agreement to a level where remaining borrowings were refinanced with borrowings under the bank credit agreement. During May 1993, the Company contributed its Tomah, Wisconsin facility, valued at $7.0 million to the collateral pool for the First Mortgage Bonds. The Trustee released approximately $5.4 million as reimbursement to the Company for construction costs associated with the new addition at the Fogelsville, Pennsylvania facility as the Company contributed the new Fogelsville, Pennsylvania facility to the collateral pool during the fourth quarter of fiscal 1994.

Excluding accrued employee stock ownership plan expense, the Company's working capital position as of the last day of February 1994 was a negative $7.5 million. This compares to a negative $15.3 million at fiscal 1993 year end. The increase in working capital was due primarily to an increase in cash of $1.5 million, an increase of other receivables of $7.0 million and a decrease in current maturities of long-term debt of $8.7 million which were partially offset by an increase in accrued interest of $7.2 million and a decrease of trade receivables of $3.0 million. The Company's historical negative working capital position has not affected, and is not expected to affect, the Company's ability to meet its operating commitments. Rather than accumulating and investing excess cash, the Company pays down the balance owing on its bank credit agreement on a daily basis when cash flow from operations exceeds current needs.

The unused and available amount under the bank credit agreement as of the last day of February 1994 and 1993 was approximately $13.2 million and $5.8 million, respectively. The Company borrows under the bank credit agreement primarily to fund operating expenditures and to make interest payments.

The commitment level at the end of fiscal 1994 under the bank credit agreement, as amended on October 1, 1993, was $27.5 million with a maximum of $20.0 million available for cash borrowing and a maximum of $10.0 million available for letter of credit borrowing. Any amount by which the letter of credit borrowings exceeds $7.5 million reduces the available cash borrowing amount under the agreement by a like amount. Based on eligible accounts receivable as of February 28, 1994, the Company had an available credit line of $13.2 million, of which no amount was borrowed. The Company had approximately $4.2 million of outstanding letters of credit, principally related to leasing commitments and workers' compensation reserves, against the available $10.0 million.

As a result of the offering of the First Mortgage Bonds and the bank refinancing, as discussed above, certain long-term debt repayment requirements after fiscal 1994 have been deferred. However, significant debt reduction obligation remain for fiscal years 1996 through 1998. The Company continues to recognize the need to increase operating cash flow and, as circumstances allow, to obtain alternative sources of financing. Management expects to continue to use additional outside borrowings and escrowed funds to invest in new or expanded warehouse properties as long as investment opportunities appear to add to the Company's long-term value.

The Company's present level of cash flow from operations and escrowed funds is sufficient to cover all interest payments and planned capital expenditures for fiscal 1995.

Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) for fiscal 1994, 1993 and 1992 totaled $65.9 million, $68.2 million and $74.6 million, respectively. Interest expense, net of amortization of original issue discount, totaled $54.2 million, $50.9 million and $50.7 million, respectively.

     CAPITAL RESOURCES - Expenditures, including capital leases, for property, plant and equipment for fiscal years 1994, 1993 and 1992 totaled $11.0 million, $17.7 million and $9.2 million, respectively. Fiscal 1994 capital expenditures included approximately $4.8 million for the expansion of the Fogelsville, Pennsylvania facility. The balance of the fiscal 1994 capital expenditures included approximately $1.8 million in revenue enhancement or cost reduction expenditures, and approximately $2.2 million for routine replacements or betterments. The Company also acquired $1.0 million of assets under capital leases and $1.2 million under operating leases. Budgeted fiscal 1995 capital needs total approximately $26.5 million, including approximately $15.6 million for property expansions. A portion, related primarily to material handling equipment, is expected to be leased on an operating or capital lease basis. The Company's capital expenditures are substantially discretionary.

EFFECT OF KANSAS CITY, KANSAS WAREHOUSE FIRE
- - --------------------------------------------

In December 1991, a fire occurred at the Company's Kansas City, Kansas underground warehouse facility. As a result of the fire, the Company's warehousing activities in Kansas City have operated at a substantially reduced level. The Company continues to be unable to predict its ability to return the Kansas City facility
to normal operating volume or to attract new tenants.   The
Company estimates that as of February 28, 1994, approximately 85% of the remaining usable refrigerated warehouse space at the facility had been restored to pre-fire conditions.

     IMPACT ON OPERATING EARNINGS - As a result of the fire, operating earnings at the Kansas City facility have been adversely affected. Under its insurance policies, the Company had received advances of $7.2 million as of February 28, 1994, against pending claims. Subsequent to the end of the fiscal year, the Company settled its first party claims with its insurance carriers for business interruption, property and out-of-pocket expenses. While the Company has received proceeds from its insurance carriers, no allocation has been made to the different coverages including business interruption. See "Collectability of Amounts Owed", below.

     POSSIBLE THIRD PARTY LIABILITY FOR STORED PRODUCT AND TENANT CLAIMS - Lawsuits have been filed in connection with the Kansas City fire. The lawsuits allege, among other things, various acts of negligence on the part of the Company. Subsequent to year-end, the Company settled all of the material lawsuits in connection with the record storage and warehouse receipt claims for amounts which were covered by the Company's insurance policies. However, the claim submitted by the USDA to the Company for approximately $67.3 million is still pending. The Company has also reached an agreement in principle for settlement of the lawsuits filed by tenants of the Kansas City, Kansas facility and their insurers. This settlement requires no cash payment by the Company, but only an assignment of certain insurance coverage and other claims of the Company. See Part II,
Item 1, "Legal Proceedings".

     COLLECTABILITY OF AMOUNTS OWED - Disputed receivables associated with the revenues recorded for product stored as well as expenses related to the fire at the Kansas City facility have been recorded as "Other receivables" since the fourth quarter of fiscal 1992. The amount of such receivables included in "Other receivables" at the end of fiscal 1994 was $5.7 million, net of a $4.1 million allowance and $7.2 million in insurance advances. The components of "Other receivables" that relate to the fire are shown below:

                                         February 28, 1994
                                        --------------------
                                        (Dollars in Millions)

Disputed billings                            $   5.9(*)
Fire-related expenses submitted to the
  insurance carrier and real and
  personal property lost                        11.1
Advances received from insurance
  carriers                                      (7.2)
Allowance for non-collection of disputed
  billings and other expenses                   (4.1)
                                             ---------
Other receivables                            $   5.7
                                             ---------

___________________

 (*) $5.9 million represents total disputed billings related to the fire as of February 28, 1994; of this amount, $0.8 million reflects revenues recorded in the fourth quarter fiscal 1992 and $5.1 million reflects revenues recorded in fiscal 1993.

Subsequent to year-end, the Company settled its first party claims with its insurance carriers for business interruption, property damage and out-of-pocket expenses. The final allocation of the settlement has not been made, and the Company cannot predict the ultimate allocation at this time. The Company's establishment of an allowance of $4.1 million is in consideration of the possibility that the ultimate allocation will result in the non-collection of disputed billings and other expenses incurred at the Kansas City, Kansas facility. In addition, if a portion of the settlement ultimately is not applied to business interruption losses, the Company may be required to reduce operating income for the period in which the final allocation is determined. When the final allocation is made, the "Other receivables" will be eliminated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements as of the last day of February 1994 and 1993 and related information listed below, are set forth on pages 50 through 80 of this report.


                         TITLE                    PAGE
                       ---------                  ----

Independent Auditors' Report . . . . . . . . . .   50

Consolidated Balance Sheets as of the last day
  of February 1994 and 1993. . . . . . . . . . .   51

Consolidated Statements of Operations for years
  ended the last day of February 1994, 1993 and
  1992 . . . . . . . . . . . . . . . . . . . . .   53

Consolidated Statements of Common Stockholders'
  Deficit for years ended the last day
  of February 1994, 1993 and 1992. . . . . . . .   54

Consolidated Statements of Cash Flows for years
  ended the last day of February 1994, 1993 and
  1992 . . . . . . . . . . . . . . . . . . . . .   55

Notes to Consolidated Financial Statements as
  of the last day of February 1994 and 1993. . .   57


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                              None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Americold as of May 1, 1994, are as follows:

        NAME          AGE             TITLE
        ----          ---             -----

Ronald H. Dykehouse    52     Chairman of the Board, President,
                                Chief Executive Officer and
                                Director

Joel M. Smith          50     Senior Vice President, Chief
                                Financial Officer and Director

John P. LeNeveu        47     Senior Vice President,
                                Operations and Sales

F. Stanley Sena        45     Senior Vice President,
                                Administration and Technical
                                Services

J. Roy Coxe            53     Senior Vice President,
                               Logistics

Ronald A. Nickerson    57     Vice President, Operations

Lon V. Leneve          37     Vice President, Treasurer and
                               and Assistant Secretary

Frank Edelstein        68     Director

George E. Matelich     37     Director

James C. Pigott        57     Director

William A. Marquard    73     Director



     RONALD H. DYKEHOUSE was named President of Americold Corporation in May 1990 and Chairman of the Board and Chief Executive Officer in June 1990. From 1989 to 1990, Mr. Dykehouse was a private investor and consultant. From 1986 to 1989, he was Executive Vice President and Chairman of the Food and Distribution Groups of Amfac Inc., a diversified holding company. Mr. Dykehouse is a past director of the National Frozen Foods Association and past Chairman of the American Frozen Food Institute.

     JOEL M. SMITH has been Senior Vice President and a director of the Company since December 1986. Mr. Smith has been the Chief
Financial Officer of Americold since 1978 and a Vice President since 1984.

     JOHN P. LENEVEU was named Senior Vice President, Operations and Sales of Americold in July 1991. From 1988 to 1991, he was a management consultant with the Institute of Management Resources, an international management consulting company. Mr. LeNeveu was a division manager for Fluorocarbon Company, PRP and FoMac divisions, producing engineered rubber and plastic products, from 1986 to 1988.

     F. STANLEY SENA has been Senior Vice President,
Administration and Technical Services of the Company since August
1991.  From 1986 to 1990, Mr. Sena was Vice President,
Operations, Western Region, and from 1990 to 1991, Mr. Sena was
Vice President, Operations of the Company.

     J. ROY COXE was named Senior Vice President, Logistics, of Americold in December 1993. From 1991 to 1993, he was a management consultant with A. T. Kearney, Inc., an international management consulting company. Mr. Coxe was a vice president for Drake Sheahan Stewart Dougall and successors, a logistics and transportation consulting firm, from 1983 to 1991.

     RONALD A. NICKERSON has been Vice President, Operations since 1990. From 1987 to 1990, Mr. Nickerson was Vice President,
Operations, Eastern Region, of the Company.

     LON V. LENEVE was named Vice President in September 1992, has been Treasurer of Americold since July 1988 and has been Assistant Secretary of the Company since December 1986. Mr. Leneve joined Americold in 1982 and was Controller from 1984 to 1988.

     FRANK EDELSTEIN was elected a director of the Company in 1986. He is currently a consultant to Kelso, an investment banking firm, and Vice President of Gordon+Morris Group, Inc., an investment banking firm. Mr. Edelstein joined Kelso in 1987 and held the position of Vice President of Kelso until 1992. Mr. Edelstein is also a director of Ceradyne, Inc., IHOP Corporation and Arkansas Best Corporation.

     GEORGE E. MATELICH has been a director of the Company since December 1986. Mr. Matelich joined Kelso, an investment banking firm, in 1985 as an Associate, served as a Vice President of Kelso from 1986 to 1990 and is currently a Managing Director of Kelso.

     JAMES C. PIGOTT was elected a director of Americold in June 1987. He is President of Pigott Enterprises, Inc., a private investment company. Mr. Pigott has been Chairman of the Board and Chief Executive Officer of Management Reports and Services, Inc., an accounting consulting firm since 1987. Mr. Pigott's other business activities include membership on the Board of Directors of PACCAR, Inc.

     WILLIAM A. MARQUARD was elected a director of Americold in June 1987. He is currently Chairman Emeritus of the Board of Directors of American Standard, Inc., and Chairman of the Board of Directors of Arkansas Best Corporation. Mr. Marquard is a director of Treadco, Inc., Mosler, Inc., Earle M. Jorgenson Company and Earthshell Container Corporation. He is also Vice Chairman of the Board of Directors of Kelso.

All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected and qualified. The executive officers of the Company are chosen by the Board and serve at its discretion.

For their services on the Board of Directors of the Company, Messrs. Pigott, Marquard and Edelstein are paid $16,000 per year. Mr. Pigott receives $1,000 per year as Chairman of the Company's Audit Committee, and Mr. Marquard receives $1,000 per year as Chairman of the Company's Compensation Committee. Messrs. Pigott, Marquard and Edelstein also receive $600 per meeting attended. Directors who are also officers of the Company and Mr. Matelich do not receive additional compensation as directors of the Company. Directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings.

The Compensation Committee for fiscal 1994 was Mr. Matelich, Mr.
Marquard and Mr. Pigott.  The Audit Committee for fiscal 1994 was
Mr. Matelich, Mr. Edelstein and Mr. Pigott.

STOCKHOLDERS' AGREEMENT
- - -----------------------

The Company's Bylaws provide for one to twelve directors. The Board of Directors of the Company currently consists of six directors. Certain of the Company's shareholders have agreed, pursuant to the stockholders' agreement dated as of December 24, 1986, as amended (the "Stockholders' Agreement"), that two directors shall be designated by the Management Group, who may continue to serve as directors so long as they continue to be acceptable to Kelso, and that two directors shall be designated by Kelso. The Stockholders' Agreement also provides for two directors who are not affiliates of Kelso, the Management Group or the Co-Investors, as defined in the Stockholders' Agreement. In addition, one director may be designated by Northwestern Mutual Life Insurance Company. Mr. Dykehouse and Mr. Smith have been designated by the Management Group, and Mr. Edelstein and Mr. Matelich by Kelso. Pursuant to the Stockholders' Agreement, Mr.

Pigott and Mr. Marquard are deemed not to be affiliates of Kelso, the Management Group or the Co-Investors. Northwestern Mutual Life Insurance Company has not designated a director since May 1991. The Stockholders' Agreement also provides that prior to the occurrence of an initial public offering of at least 25% of the outstanding shares of common stock of the Company pursuant to an effective registration statement under the Securities Act, sales of shares of common stock by a member of the Management Group are subject to a right of first refusal granted to the Company and, in certain events, the non-management shareholders who are parties to the Stockholders' Agreement.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
- - --------------------------

The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company as of the last day of February 1994 for services in all capacities to the Company for the years ended the last day of February 1994, 1993 and 1992.

                                              Long-Term Compensation
                                              ----------------------
                           Annual Compensation        Awards
                 --------------------------------------------------------------
                                      Other   RestrictedOption/
   Name and                           Annual  Stock   SARs
Principal PositionYearSalary  Bonus<F1>Compensation<F2>Awards<F3>  No.
- - --------------------------------------------------------------
Ronald H. Dykehouse1994$300,000$     -$ 10,500$       - -
  Chairman & CEO 1993300,000      65,276  8,971  -      -
                 1992300,000  -    30,938  169,359      -

Joel M. Smith    1994159,120       -  5,029       -     -
  Sr. Vice President1993159,12027,94644,009      -      -
  and CFO        1992159,120  -    74,650   72,833      -

John P. LeNeveu<F4>1994159,120-     2,309        - 30,000
  Sr. Vice President,1993159,12027,94627,208     -      -
  Operations & Sales199297,920-       177   45,769      -

F. Stanley Sena  1994140,712  -     1,611        -      -
  Sr. Vice President,1993140,71224,71343,774     -      -
  Administration &1992140,712 -    71,045   64,407      -
    Technical Services

J. Roy Coxe<F5>  199430,19223,250       -        - 30,000
  Sr. Vice President,
    Logistics

_______________
[FN]
<F1> Awards for fiscal 1994 have not been finalized, but are expected to be comparable to fiscal 1993. For Mr. Coxe, the award in fiscal 1994 represents a bonus paid under an employment agreement. For fiscal 1993, the Board of Directors authorized a cash bonus award to participants of the Stock Incentive Plan. Fiscal 1993 amounts were adjusted subsequent to filing of the fiscal 1993 Form 10-K.

<F2> Consists of the cost of relocation, the value of
automobiles, payments made on behalf of the individuals to a bank which made loans to facilitate acquisition of the Company's stock by each individual, and other miscellaneous fringe benefits. The value of such benefits is as follows:

                          1994        1993         1992
     Mr. Dykehouse
       Relocation     $      -    $      -     $ 22,238
       Other            10,500       8,971        8,700

     Mr. Smith
       Bank Loan             -      40,291       69,055
       Other             5,029       3,718        5,595

     Mr. LeNeveu
       Relocation            -      25,999            -
       Other             2,309       1,209          177

     Mr. Sena
       Bank Loan             -      41,910       69,052
       Other             1,611       1,864        1,993

     Mr. Coxe
       Other                 -           -            -


<F3> Awards under the Stock Incentive Plan.
<F4> Mr. LeNeveu's employment commenced July 15, 1991.
<F5> Mr. Coxe's employment commenced December 20, 1993.  His annual base salary is $150,000.

OPTIONS GRANT TABLE
- - -------------------

The following table sets forth information as to the options granted to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company during the fiscal year ended the last day of February 1994.

                                 Individual Grants
               ----------------------------------------------------------
                       Percent of
                       total                        Potential realizable
                Number ofoptions/                     value at assumed
                SecuritiesSARs                      annual rates of stock
                Underlyinggranted to                 price appreciation
                Options/employeesExercise or          for option term(*)
                 SARs  in fiscalbase price Expiration
Name            Granted  year   ($/Share)     Date  5% ($)10% ($)
- - ----             -----------------------------------------------------
Ronald H. Dykehouse-     -        -         -       -      -

Joel M. Smith     -      -        -         -       -      -

John P. LeNeveu30,000  50%     $ 21.88      May 20030      0

F. Stanley Sena   -      -        -         -       -      -

J. Roy Coxe  30,000    50%      $20.40      December 20030 0

(*)  The market price used was based on the last known transaction in the voting stock of the Company of
$6.50 per share.

AGGREGATED OPTION TABLE
- - -----------------------

The following table sets forth information as to the options held by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company through the end of fiscal 1994.

                                       Number of
                                       Unexercised
                                       Options atValue of
                                         Fiscal  Unexercised
                 Shares                Year-End  Options at
                Acquired on   Value    Exercisable/ Fiscal
Name             Exercise    Realized  UnexercisableYear-End
- - ----            ------------ --------  ------------------------
Ronald H. Dykehouse0       $  0 60,000/40,000      0

Joel M. Smith      0          0       8,278/0      0

John P. LeNeveu    0          0      0/30,000      0

F. Stanley Sena    0          0       8,279/0      0

J. Roy Coxe        0          0      0/30,000      0

BENEFIT PLAN AND ARRANGEMENTS
- - -----------------------------

     STOCK INCENTIVE PLAN - The Company has a Stock Incentive Plan (the "Plan") that provides additional long-term financial incentives to key employees, including executive officers, of the Company. The Plan, which was adopted by the Board of Directors on September 19, 1991, effective as of March 1, 1991, is administered by the compensation committee of the Board of Directors (the

"Compensation Committee") and was intended to replace the Management Incentive Plan, which provides annual cash bonuses based on attainment of specific financial and personal goals. Although distribution is deferred until the end of the Plan, awards under the Plan may be made over the four-year period commencing in 1992. All awards will be made in common stock of the Company. Participants may elect, for a limited period after the end of the Plan, to receive cash in lieu of the stock awarded, if they have not elected to defer receipt of their award. Participants electing to receive cash will receive the cash bonus that they would have been awarded during the four-year period under the Management Incentive Plan, plus interest on such amounts. Participants who receive stock will also receive an amount of cash equal to the amount of any dividends declared and paid, if any, with respect to such shares had they been issued on the date the participant first received the award. As a condition to, and contemporaneously with the issuance of certificates for shares awarded under the Plan, the participant will be required to enter into a stock transfer restriction agreement which will limit the participant's ability to sell, assign, transfer, hypothecate, pledge or in any manner alienate the shares except as expressly provided for in the Stockholders' Agreement.

The total amount of stock awarded under the Plan will be determined by the difference between the actual financial results in each year and the targeted financial results for such year. Each participant's share of the total stock awarded under the Plan is based upon the individual's proportionate interest in the total cash bonus that would have been awarded to all participants under the Management Incentive Plan. The Management Incentive Plan cash bonus awards were based on a combination of the financial performance of the participant's responsibility area and the achievement of certain personal goals. A maximum of 500,000 shares of common stock may be issued under the Plan.

The Plan generally requires that a participant must be employed at the end of the four-year period (March 1, 1995) in order for the participant's awards to vest. However, participants awarded stock shall be fully vested if their employment by the Company terminates prior to March 1, 1995 because of death, disability, retirement at age 65 or older or an involuntary termination by the Company without cause. Awards will be distributed within 60 days of vesting unless the participant has elected to defer such distribution.

Participants' stock awards are also fully vested if the participant's employment with the Company has not previously terminated and the shareholders of the Company approve any of the following transactions: (1) any consolidation, merger, plan of exchange, or other transaction involving the Company, in which the Company is not the continuing or surviving corporation or pursuant to which the common stock of the Company would be converted into cash, securities or other property, other than a merger involving the Company in which the holders of the common stock of the Company immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation after the merger; or (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company or the adoption of any plan or proposal for the liquidation or dissolution of the Company; or (3) any transaction whereby a person acquires, directly or indirectly, the beneficial ownership (as defined in Rule 13d-3 promulgated under the Exchange Act) or 50% or more of the Company's voting stock.

For fiscal year 1992, 106,123 shares of stock were awarded under the Plan. Shares allocable to the individuals named in the Summary Compensation Table are as follows: Mr. Dykehouse, 16,659; Mr. Smith, 7,164; Mr. LeNeveu, 4,502; Mr. Sena, 6,335;
and Mr. Coxe, 0.

No stock was awarded under the Plan for fiscal 1993 and fiscal 1994. The Board of Directors has authorized a separate $500,000 cash bonus award for fiscal 1993 payable under the former Management Incentive Plan structure which will be payable in June of 1994. It is anticipated that a comparable cash bonus award will be authorized for fiscal 1994.

     RETIREMENT PLAN - Americold has a noncontributory defined benefit retirement plan for salaried employees, including executive officers (the "Retirement Plan"). The Retirement Plan provides retirement benefits based on credited years of service and average monthly compensation for the highest five calendar years of the final 15 calendar years of employment or, if higher, the highest 60 consecutive months in the last 120 months of employment. A participant's retirement benefits vest after the participant has completed at least ten years of Vesting Service, as defined, or after the participant has both attained age 55 and completed at least five years of Vesting Service.

The following table shows the approximate annual retirement benefits payable to employees for life from normal retirement date pursuant to the Retirement Plan before reduction for Social Security payments. The actual retirement benefit to employees is offset by Social Security benefits. Service credited under a former Beatrice retirement plan will be recognized by the Retirement Plan for purposes of determining the pension benefits payable under the Retirement Plan.

Estimated years of credited service to date under the Retirement Plan for the individuals named in the Summary Compensation Table are as follows: Mr. Dykehouse, 3 years; Mr. Smith, 15 years; Mr. LeNeveu, 2 years; Mr. Sena, 24 years; and Mr. Coxe, 0 years. Estimated years of credited service at normal retirement date (age 65) under the Retirement Plan for the individuals named in the Summary Compensation Table are as follows: Mr. Dykehouse, 16 years; Mr. Smith, 26 years; Mr. LeNeveu, 20 years; Mr. Sena, 45 years; and Mr. Coxe, 12 years.

                              Years of Service
                    --------------------------------------
Average Annualized
   Compensation         20       30        40        50
- - ------------------  --------  --------  --------  --------

    $100,000        $ 30,000  $ 45,000  $ 60,000  $ 75,000
     125,000          37,500    56,250    75,000    93,744
     150,000          45,000    67,500    90,000   112,500
     175,000          52,500    78,750   105,000   118,800
     200,000          60,000    90,000   118,800   118,800
     300,000          90,000   118,800   118,800   118,800


In addition to the above, certain individuals named in the Summary Compensation Table are entitled to a benefit calculated by using additional years of service credited under supplements to the Retirement Plan. Years of credited service under the supplements for the individuals named in the Summary Compensation Table as of the last day of February 1994 are as follows: Mr. Dykehouse, 0 years; Mr. Smith, 5 years; Mr. LeNeveu, 0 years; Mr. Sena, 0 years; and Mr. Coxe, 0 years. The annual amount to be received at normal retirement date pursuant to the supplements is estimated to be as follows: Mr. Dykehouse, $0 per annum; Mr. Smith, $5,906 per annum; Mr. LeNeveu, $0 per annum; Mr. Sena, $0 per annum; and Mr. Coxe, $0 per annum.

A participant's retirement benefits (excluding any incremental benefit earned under any supplement) under the Retirement Plan plus 50% of Social Security benefits may not exceed 60% of his compensation at retirement after 40 years of service, subject to maximum dollar limitations. See Note 8 of "Notes to Consolidated Financial Statements as of the last day of February 1994 and 1993."

     EMPLOYEE STOCK OWNERSHIP PLAN - Americold established, effective March 1, 1987, an Employee Stock Ownership Plan, as amended January 1, 1994 (the "ESOP"), in which all qualifying employees of the Company not covered by collective bargaining arrangements are able to participate. It is contemplated that contributions on an annual basis will not exceed 15% of the aggregate total compensation of any participating employee. The Company may contribute cash as well as or in lieu of its stock. The consent of the Company's Board of Directors is required to authorize any contribution by Americold to the ESOP. Contributions are allocated among participants based on the ratio of each participant's compensation to the total compensation of all such participants, subject to certain limitations. The ESOP is intended to provide retirement funds to participants in addition to present pension benefits.

Benefits under the ESOP vest based upon years of service as follows: 20% after three years of service, increased by 20% for each of the next four years with a maximum of 100% after seven years of service. A participant is 100% vested if employed by the Company on or after his 65th birthday, or if the participant incurs a total and permanent disability or dies while employed by the Company. The ESOP has the right to repurchase previously distributed shares from employees terminating their ESOP participation, using funds obtained through cash contributions by the Company. Participant forfeitures are allocated pro rata to remaining participants.

Participants are eligible for distribution of their capital accumulation in the ESOP at the normal retirement age of 65. The distribution will be made in whole shares of the Company's stock, cash or a combination of both, as determined by the Compensation Committee, provided the participant has not elected to be paid in stock.

Upon termination of the ESOP, the ESOP's trust will be maintained until the capital accumulations of all participants have been distributed.

In November 1993, the Company funded the fiscal 1993 ESOP contribution of $750,000. The contribution was in the form of 13,333 shares of the Company's common stock and $430,008 in cash. Shares allocable to the individuals named in the Summary Compensation Table as a result of the contribution are as follows: Mr. Dykehouse, 112 shares; Mr. LeNeveu, 80 shares; Mr. Smith, 94 shares; Mr. Sena, 83 shares; and Mr. Coxe, 0 shares.
No ESOP contribution has been declared for fiscal 1994.

     KEY EMPLOYEE STOCK OPTION PLAN - In 1987, Americold established a Key Employee Stock Option Plan (the "Option Plan"). The Option Plan permits the issuance of nonstatutory options to purchase up to 300,000 shares of common stock of the Company to directors, officers and other key employees of the Company. Of these, options to purchase up to 150,000 shares were reserved for issuance to the Management Group and options to purchase the remaining 150,000 shares are reserved for issuance to all eligible employees (including the Management Group) of the Company.

An individual exercising options under the Option Plan must become a party to the Stockholders' Agreement. The Option Plan is administered by the Compensation Committee. The Compensation Committee determines the recipients of options granted, the exercise price and the number of shares of common stock subject to each option. The Board of Directors may amend the Option Plan from time to time. The maximum term of each stock option is ten years. Options become exercisable at such time or times as the Compensation Committee may determine at the time of grant.

If the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares of the Company or other securities of the Company, by reason of any merger, consolidation, recapitalization, reclassification, stock split-up, stock dividend or combination of shares, the Compensation Committee shall make an appropriate and equitable adjustment in the number and kind of shares as to which the unexercised portion of the option shall be exercisable, to the extent that after such event the optionee's right to a proportionate interest in the Company shall be maintained as if the option had already been exercised and the option shares were subject to such change or exchange. Such adjustment shall be made without change in the total price applicable to the unexercised portion of the option and with a corresponding adjustment in the exercise price per option share. Any such adjustment made by the Compensation Committee shall be final and binding upon the Company, the optionee and all other interested persons.

In the event of (i) dissolution or liquidation of the Company,
(ii) a merger in which the Company is not the surviving corporation or (iii) a share exchange pursuant to which the outstanding shares of common stock of the Company are acquired by another corporation, then either (a) the Compensation Committee, upon authorization of the Board, shall make an appropriate and equitable adjustment in the number and kinds of securities covered by outstanding options, and such options shall be expressly assumed by the successor corporation, if any; or (b) in lieu of such adjustment, the Board shall provide a 30-day period immediately prior to such an event during which each optionee shall have the right to exercise the optionee's outstanding options, in whole or in part, without regard to the time the options have been outstanding or the vesting schedule provided for in any option agreement entered into pursuant to the Option Plan and all options not exercised shall expire at the end of the 30-day period.

Information with regard to the grant of options as of the last day of February 1994 under the Plan follows:

Number of      Option         Number          Expiration
 Options       Price          Exercisable     Date
- - ----------     -------        -----------     ----------

  97,934       $10.00            97,934       May 1998
 100,000       $18.95            60,000       June 2000
  30,000       $21.88                 -       May 2003
  30,000       $20.40                 -       December 2003

During fiscal 1994, the Company granted options totaling 60,000 shares of the Company's common stock to two of its officers.

No options were exercised during the most recent fiscal year.
See Note 9 of "Notes to Consolidated Financial Statements as of the last day of February 1994 and 1993".

     OTHER ARRANGEMENTS - The Company entered into a two-year employment agreement with Mr. Dykehouse on May 14, 1990.
Pursuant to the terms of the agreement, Mr. Dykehouse agreed to serve as the Chief Executive Officer of the Company. Further, Mr. Dykehouse agreed not to compete with the Company for a 12-month period following termination of his employment unless such termination is "without cause", as defined in the employment agreement. Although the agreement has not been extended, certain provisions survive the expiration of the initial term of the agreement. If before June 26, 1995, Mr. Dykehouse's employment is terminated "without cause", the Company has the right to purchase any shares of common stock acquired pursuant to the exercise of any options granted on June 26, 1990 at the fair market value of the shares, as determined in accordance with the Stockholders' Agreement. If before June 26, 1995, Mr. Dykehouse's employment is terminated voluntarily or "for cause", the Company has the right to purchase any such shares at the price paid by Mr. Dykehouse, plus interest. The agreement also provided that Mr. Dykehouse would participate in the Americold Management Incentive Plan, subsequently replaced by the Stock Incentive Plan. Pursuant to an Agreement of Assumption dated June 26, 1990, Mr. Dykehouse has agreed to be bound by the Stockholders' Agreement.

The Company entered into a two-year employment agreement with Mr. LeNeveu on May 29, 1992. Mr. LeNeveu agreed to serve as the Senior Vice President, Operations and Sales, of the Company. Further, Mr. LeNeveu has agreed not to compete with the Company for a 12-month period following termination of his employment unless such termination is "without cause", as defined in the employment agreement. The agreement provides, among other conditions, that if during the term of the employment agreement Mr. LeNeveu's employment is terminated "without cause", the Company will pay him a lump sum amount equal to one year's base compensation or the balance of the salary provided for through the then remaining term of the agreement, whichever is greater, plus any employee benefits accrued to the date of termination. The Company is not required to make any such payment if the termination is "for cause", as defined. The employment agreement provides that Mr. LeNeveu will participate in any incentive plan otherwise offered to members of senior management.

The Company entered into a three-year employment agreement with Mr. Coxe on December 6, 1993. Mr. Coxe agreed to serve as the Senior Vice President, Logistics, of the Company. Further, Mr. Coxe has agreed not to compete with the Company for a 12-month period following termination of his employment unless such termination is "without cause", as defined in the employment agreement. The agreement provides, among other conditions, that if during the term of the employment agreement Mr. Coxe's employment is terminated "without cause", the Company will pay him a lump sum amount equal to one year's base compensation, or the balance of the salary, plus bonus, provided for through the then remaining term of the agreement, whichever is greater, plus any employee benefits accrued to the date of termination. The Company is not required to make any such payment if the termination is "for cause", as defined. The employment agreement provides that Mr. Coxe will participate in any incentive plan otherwise offered to members of senior management with a bonus of $23,250 awarded March 1, 1994, and a minimum bonus of $55,000 awarded March 1, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of common stock as of May 1, 1994 by (i) each person known by the Company to own more than five percent of its common stock, (ii) each Director of the Company, (iii) all Directors and officers as a group and (iv) the Management Group:


                                              Percent of
                                   Number of Outstanding
Name and Address                    Shares     Shares
- - ----------------                   --------- -----------

KIA III-Americold, Inc., L.P.<F1>2,000,000    41.1%
  ("KIA III")
c/o Kelso & Company
350 Park Avenue
New York, NY  10017

Kelso Investment Associates II, L.P.<F1>500,00010.3%
  ("KIA II")
c/o Kelso & Company
350 Park Avenue
New York, NY  10017

Kelso Equity Partners, L.P.<F1>   70,000       1.4%
  ("Kelso Equity")
c/o Kelso & Company
350 Park Avenue
New York, NY  10017

Joseph S. Schuchert<F2>        2,593,600      53.3%
350 Park Avenue
New York, NY  10017

Frank T. Nickell<F2>           2,593,600      53.3%
350 Park Avenue
New York, NY  10017

George E. Matelich<F2>         2,593,600      53.3%
350 Park Avenue
New York, NY  10017

Thomas R. Wall, IV<F2>         2,593,600      53.3%
350 Park Avenue
New York, NY  10017

The Northwestern Mutual Life Insurance Company<F1>500,00010.3%
720 East Wisconsin Avenue
Milwaukee, WI  53202

New York Life Insurance Company<F1>330,000     6.8%
51 Madison Avenue
New York, NY  10010

New York Life Insurance and Annuity Corporation<F1>250,0005.2%
51 Madison Avenue
New York, NY  10010



                                              Percent of
                                   Number of Outstanding
Name and Address                    Shares     Shares
- - ----------------                   --------- -----------

Ronald H. Dykehouse<F1><F3>       97,900       2.0%
7007 S. W. Cardinal Lane, Suite 135
Portland, Or  97224

Joel M. Smith<F1><F3>             38,278       0.8%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

Frank Edelstein                       --      --
The Gordon+Morris Group, Suite 1400
620 Newport Center Drive
Newport Beach, CA  92660

James C. Pigott                       --      --
1405 - 42nd Avenue East
Seattle, WA  98112

William A. Marquard                   --      --
Eaglestone Farm
2199 Maysville Road
Carlisle, KY  40311

All directors and officers as a group (11 persons)<F3>231,4954.8%
Management Group (32) persons<F1><F3>566,834  11.7%

___________________
[FN]
<F1> These persons are party to the Stockholders' Agreement which controls the voting by these shareholders for directors of the Company. See Part II, Item 10, "Directors and Executive Officers of the Registrant".

<F2> Messrs. Schuchert, Nickell, Matelich and Wall may be deemed to share beneficial ownership of shares owned of record by KIA III, KIA II, Kelso Equity and Kelso & Company (Kelso owns 23,600 shares) by virtue of their status as the general partners of Kelso Partners III, L.P. (the general partner of KIA III), Kelso Partners II, L.P. (the general partner of KIA II), Kelso Equity and Kelso & Company. Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting powers with respect to securities owned by the foregoing entities.

<F3> Includes the following numbers of shares of common stock that may be acquired within 60 days after May 1, 1994 through the exercise of stock options granted pursuant to the Company's Option Plan: 80,000 shares for Mr. Dykehouse; 8,278 shares for Mr. Smith; 113,595 shares for all directors and officers as a group; and 183,934 shares for the Management Group.

The shareholders of the Company listed above hold approximately
83% of the voting power of the Company's common stock and are able to elect all of the members of the Board and control the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no reportable transactions or relationships.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report.

     1.   FINANCIAL STATEMENTS                              PAGE
          --------------------                              ----

          Reference is made to Part II, Item 8
          for listing of required financial
          statements filed with this report                  26

     2.   FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          Schedule V - Property, Plant and
          Equipment for years ended the last
          day of February 1994, 1993 and 1992                76

          Schedule VI - Accumulated Depreciation,
          Depletion and Amortization of Property,
          Plant and Equipment for years ended the
          last day of February 1994, 1993 and 1992           77

          Schedule VIII - Valuation and Qualifying
          Accounts for years ended the last day of
          February 1994, 1993 and 1992                       78

          Schedule IX - Short-Term Borrowings for
          the years ended the last day of February
          1994, 1993 and 1992                                79

          Schedule X - Supplementary Income State-
          ment Information for years ended the
          last day of February 1994, 1993 and 1992           80

     All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Company's consolidated financial statements as of the last day of February 1994 and 1993 or notes thereto.

     3.   EXHIBITS
          --------

          (3) Articles of Incorporation and Bylaws

              (i) Second Restated Articles of Incorporation, as amended (filed as Exhibit (3)(i) to the Form 10-Q, dated October 11, 1989, for the quarter ended August 31, 1989, and incorporated herein by reference)

              (ii) Restated Bylaws, as amended (filed as Exhibit (3)(ii) to the Form 10-Q, dated October 11, 1989, for the quarter ended August 31, 1989, and incorporated herein by reference)

          (4) Instruments defining the rights of security holders, including indentures

              (i)     Articles IV, V and VI of the Second
                      Restated Articles of Incorporation as
                      amended (see Exhibit (3)(i))

              (ii)    Articles I, II, V, VII and X of the
                      Restated Bylaws as amended (see Exhibit
                      (3)(ii))

              (iii) Second Restated Stockholders' Agreement dated as of December 24, 1986, as amended as of June 22, 1987 (filed as Exhibit
                      (4)(iv) to the Form 10-K, dated May 27,
                      1988, for the fiscal year ended February
                      29, 1988 and incorporated herein by
                      reference)

              (iv) Third Amendment dated May 22, 1990 to Stockholders' Agreement dated as of December 24, 1986, as amended as of June 22, 1987 (filed as Exhibit (4) to the Form 10-Q dated July 12, 1990, for the quarter ended May 31, 1990 and incorporated herein by reference)

              (v)     Form of Amended and Restated Indenture
                      relating to the First Mortgage Bonds
                      (filed as Exhibit (4)(vi) to the
                      Registration Statement on Form S-1
                      (Registration No. 33-53584) filed with the Commission on March 2, 1993 and is incorporated herein by reference)

              (vi)    Stock Pledge Agreement dated as of
                      February 28, 1989, between Registrant and
                      The Connecticut National Bank (filed as
                      Exhibit (19)(iii) to the Form 10-Q, dated
                      October 14, 1992, for the quarter ended
                      August 31, 1992 and incorporated herein by reference)

              (vii)   Stock Pledge Agreement dated as of
                      February 28, 1989 between Registrant and
                      United States National Bank of Oregon,
                      acting as agent pursuant to Article IX of the Credit

                      Agreement, as amended, dated as of April
                      30, 1987 (filed as Exhibit (19)(iv) to the
                      Form 10-Q, dated October 14, 1992, for the quarter ended August 31, 1992 and incorporated herein by reference)

              (viii) Indenture dated as of May 1, 1987 between Registrant and United States Trust Company of New York, as Trustee (included as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-12173) filed with the Commission on April 29, 1987 and incorporated herein by reference)

              (ix) Form of Amended and Restated Investment Agreement relating to the First Mortgage Bonds filed as Exhibit (4)(v) to the Registration Statement on Form S-1 (Registration No. 33-53584) (filed with the Commission on March 2, 1993 and incorporated herein by reference)

              (x) Form of Amended and Restated Security Agreement relating to the First Mortgage Bonds (filed as Exhibit (4)(xiv) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993 and incorporated herein by reference)

              (xi)    Form of Senior Subordinated Debenture
                      (included as part of Exhibit (4)(viii))

              (xii)   Form of Mortgage, Assignment of Rents and
                      Security Agreement dated as of June 15,
                      1987 (included as an exhibit to the
                      Registration Statement on Form S-1
                      (Registration No. 33-12173) filed with the Commission on April 29, 1987) and incorporated herein by reference)

              (xiii)  Form of Series A Bond (included as part of
                      Exhibit (4)(v))

              (xiv)   Form of Series B Bond (included as part of
                      Exhibit (4)(v))

              (xv)    Form of Amended and Restated Cash
                      Collateral Pledge Agreement relating to
                      the First Mortgage Bonds (filed as Exhibit
                      (4)(xix) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the

                      Commission on March 2, 1993 and
                      incorporated herein by reference)

              (xvi)   Form of Amended Stock Pledge Agreement
                      relating to the First Mortgage Bonds
                      (filed as Exhibit (4)(xx) to the
                      Registration Statement on Form S-1
                      (Registration No. 33-53584) filed with the Commission on March 2, 1993 and incorporated herein by reference)

              (xvii) Form of Amended Mortgage, Assignment of Rents and Security Agreement relating to the First Mortgage Bonds (filed as Exhibit
                      (4)(xxi) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993 and incorporated herein by reference)

          (10)        Material Contracts

              (i) Americold Corporation Key Employee Stock Option Plan, as amended, effective July 12, 1988 (filed as Exhibit (4)(i) to the Form 10-Q dated October 14, 1988, for the quarter ended August 31, 1988 and incorporated herein by reference)

              (ii)    Form of Nonstatutory Stock Option
                      Agreement, as amended, entered into
                      between Registrant and certain employees pursuant to the Americold Corporation Key Employee Stock Option Plan (filed as Exhibit (4)(ii) to the Form 10-Q dated October 14, 1988, for the quarter ended August 31, 1988 and incorporated herein by reference)

              (iii)   Form of Amended and Restated Investment
                      Agreement relating to the First Mortgage
                      Bonds (see Exhibit (4)(ix))

              (iv)    Form of Amended and Restated Security
                      Agreement relating to the First Mortgage
                      Bonds (see Exhibit (4)(x))

              (v)     Stock Pledge Agreement dated as of
                      February 28, 1989, between Registrant and
                      The Connecticut National Bank (see Exhibit
                      (4)(vi))

              (vi)    Stock Pledge Agreement dated as of
                      February 28, 1989, between Registrant and
                      United

                      States National Bank of Oregon, a national banking association, acting as agent pursuant to Article IX of the Credit Agreement, as amended, dated as of April 30, 1987 (see Exhibit (4)(vii))

              (vii) Americold Corporation Management Incentive Plan (filed as Exhibit (10)(iii) to the Form 10-K, dated May 27, 1988, for the fiscal year ended February 29, 1988 and incorporated herein by reference)

              (viii) Form of Indemnity Agreement entered into between the Company and each of its officers and directors (filed as Exhibit
                      (4)(x) to Form 10-K dated May 29, 1992 for the fiscal year ended February 29, 1992 and incorporated herein by reference)

              (ix) Second Restated Stockholders' Agreement, dated as of December 24, 1986, as amended as of June 22, 1987 (see Exhibit (4)(iii)

              (x)     Third Amendment dated May 22, 1990 to
                      Stockholders' Agreement dated as of
                      December 24, 1986, as amended as of June
                      22, 1987 (see Exhibit (4)(iv))

              (xi) Indenture dated as of May 1, 1987 between the Company and United States Trust
                      Company of New York, as Trustee (see
                      Exhibit (4)(viii))

              (xii) Credit Agreement between the Company and United States National Bank of Oregon dated February 3, 1993 (filed as Exhibit
                      (10)(xxii) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993 and incorporated herein by reference)

              (xiii)  Form of Amended and Restated Indenture
                      relating to the First Mortgage Bonds (see
                      Exhibit (4)(v))

              (xiv)   Form of Amended and Restated Cash
                      Collateral Pledge Agreement relating to
                      the First Mortgage Bonds (see Exhibit
                      (4)(xv))

              (xv)    Form of Amendment to Stock Pledge
                      Agreement relating to the First Mortgage
                      Bonds (see Exhibit (4)(xvi))

              (xvi) Indemnification Agreement dated October 31, 1991 between the Company and The First Boston Corporation (included as Exhibit
                      (10)(xx) to the Registration Statement on Form S-2 (Registration No. 33-41963) filed with the Commission on July 31, 1991 and incorporated herein by reference)

              (xvii) Americold Stock Incentive Plan effective March 1, 1991 (filed as Exhibit(10)(xviii) to the Form 10-K dated May 29, 1992 for the fiscal year ended February 29, 1992 and incorporated herein by reference)

              (xviii) Employment Agreement dated May 14, 1990,
                      between the Company and Ronald H.
                      Dykehouse (filed as Exhibit (10)(i) to the
                      Form 10-Q dated October 12, 1990 for the quarter ended August 31, 1990 and incorporated herein by reference)

              (xix) Employment Agreement dated May 14, 1992, between the Company and John P. LeNeveu (filed as Exhibit (19) to the Form 10-Q dated July 15, 1992 for the quarter ended May 31, 1992 and incorporated herein by reference)

              (xx) Master Lease Agreement dated February 28, 1989, between Registrant and Americold Services Corporation (filed as Exhibit
                      (19)(vi) to the Form 10-Q, dated October
                      14, 1992, for the quarter ended August 31, 1992 and incorporated herein by reference)

              (xxi) Americold Transportation Systems Purchase of Joint Venture Interest, effective November 1, 1991, between Registrant and Superior Transportation Systems, Inc. (filed as Exhibit (19)(vii) to the Form 100-Q, dated October 14, 1992, for the quarter ended August 31, 1992 and incorporated herein by reference)

              (xxii)  Lease dated May 15, 1992, between
                      Registrant and Oregon Warehouse Partners, a Texas general partnership (lease agreement for Ontario, Oregon facility) (filed as Exhibit (19)(viii) to the Form 10-Q, dated October 14, 1992, for the quarter ended August 31, 1992 and incorporated herein by reference)

              (xxiii) Form of First Amendment to Master Lease
                      Agreement between Registrant and Americold
                      Services Corporation (filed as Exhibit
                      (10)(xxxi) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993 and incorporated hereby by reference)

              (xxiv) Nonstatutory Stock Option Agreement dated May 19, 1993 between the Company and John
                      P. LeNevue (filed as Exhibit (10)(i) to
                      the Form 10-Q, dated January 13, 1994 for the quarter ended November 30, 1993, and incorporated herein by reference)

              (xxv) First Amendment, dated October 1, 1993, to the Credit Agreement between the Company and United States National Bank of Oregon dated February 3, 1993 (filed as Exhibit
                      (10)(ii) to the Form 10-Q dated January
                      13, 1994 for the quarter ended November
                      30, 1993, and incorporated herein by
                      reference)

              (xxvi) Employment Agreement dated December 6, 1993, between the Company and J. Roy Coxe (filed as Exhibit (10)(iii) to the Form 10-Q dated January 13, 1994 for the quarter ended November 30, 1993, and incorporated herein by reference)

              (xxvii) Nonstatutory Stock Option Agreement dated
                      December 17, 1993 between the Company and
                      J. Roy Coxe.

          (11)        Statement regarding computation of per
                      share earnings

          (21)        Subsidiaries of the Registrant

          (23)        Consent of KPMG Peat Marwick

(b)  Reports on Form 8-K

     The following Form 8-K was filed during the last quarter of the fiscal year ended the last day of February 1994:

          The Company filed a Current Report on Form 8-K, dated February 18, 1994, disclosing the Company had received notice from the United States
          Attorney for the District of Kansas that a claim would be filed on behalf of the United States
          Department of Agriculture as a result of the December 1991 fire at the Kansas City, Kansas facility.

                  Independent Auditors' Report
                  ----------------------------



The Board of Directors and Stockholders
Americold Corporation:


We have audited the consolidated balance sheets of Americold Corporation as of the last day of February 1994 and 1993, and the related consolidated statements of operations, common stockholders' deficit and cash flows for each of the years in the three-year period ended the last day of February 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americold Corporation as of the last day of February 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended the last day of February 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Americold Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 106, "Employers' Accounting for Postretirement Other Than Pensions" during the year ended the last day of February 1994.




Portland, Oregon
May 6, 1994

                      AMERICOLD CORPORATION

                   Consolidated Balance Sheets

               Last day of February 1994 and 1993

                (In Thousands, Except Share Data)



                    Assets                     1994        1993
                    ------                     ----        ----

Current assets:
   Cash                                    $   3,892   $   2,449
   Trade receivables, less allowance
      for doubtful accounts of $298
      and $327, respectively (note 7)         16,702      19,734
   Other receivables, less allowance for
      doubtful accounts of $4,100
      (notes 14 and 15)                        8,351       1,360
   Prepaid expenses                            3,972       2,905
   Tax refund receivable                       1,291       1,384
   Other current assets                          628         793
                                             -------     -------
         Total current assets                 34,836      28,625

Net property, plant and equipment
   (notes 2, 4 and 7)                        375,772     359,629
Cost in excess of net assets acquired,
   less accumulated amortization of
   $17,230 and $14,699, respectively          82,563      85,094
Debt issuance costs, less accumulated
   amortization of $5,540 and $6,047,
   respectively (notes 7 and 12)               9,371       8,824
Other noncurrent assets (note 3)              26,161       7,979






                                             -------     -------

         Total assets                       $528,703    $490,151
                                             =======     =======


See accompanying notes to consolidated financial statements.

     Liabilities, Preferred Stock and
     Common Stockholders' Deficit              1994        1993
     --------------------------------          ----        ----

Current liabilities:
   Accounts payable                       $   5,450   $   6,340
   Accrued interest                          17,334      10,168
   Accrued expenses (note 5)                  7,512       7,970
   Deferred revenue                           4,772       5,215
   Current maturities of long-term
      debt (note 7)                           2,281      10,950
   Other current liabilities (note 6)         4,944       4,038
                                            -------     -------
         Total current liabilities           42,293      44,681

Long-term debt, less current
   maturities (note 7)                      467,337     443,003
Deferred income taxes (note 11)             104,558      14,433
Other noncurrent liabilities                 11,744       8,436
                                            -------     -------
         Total liabilities                  625,932     510,553
                                            =======     =======
Preferred stock, Series A, $100 par value.
   Authorized 1,000,000 shares; issued and
   outstanding 49,672 and 43,860 shares,
   respectively (note 10)                     5,348       4,773
                                            -------     -------

Common stockholders' deficit (notes 7, 8 and 9):
   Common stock, $.01 par value.
      Authorized 10,000,000 shares;
      issued and outstanding 4,863,999
      and 4,850,666 shares, respectively         49          49
   Additional paid-in capital                49,082      48,762
   Retained deficit                        (151,653)    (73,957)
   Adjustment for minimum pension
      liability                                 (55)        (29)
                                            -------     -------
         Total common stockholders'
            deficit                        (102,577)    (25,175)

Commitments and contingencies
   (notes 4, 7, 8, 14 and 15)               -------     -------

         Total liabilities, preferred
            stock and common stock-
            holders' deficit               $528,703    $490,151
                                            =======     =======

                      AMERICOLD CORPORATION

              Consolidated Statements of Operations

      Years ended last day of February 1994, 1993 and 1992

              (In Thousands, Except Per Share Data)


                                       1994      1993      1992
                                       ----      ----      ----
Net sales                         $ 198,887 $ 196,130  $200,680
                                  --------- ---------  --------
Operating expenses:
  Cost of sales                     126,273   118,846   115,452
  Amortization of cost in excess of net assets acquired2,5312,5332,528
  Selling and administrative expenses27,090    27,192    30,094
  Employee stock ownership plan expense (notes 8 and 10)-750750
                                    -------   -------   -------
         Total operating expenses   155,894   149,321   148,824
                                    -------   -------   -------
         Gross operating margin      42,993    46,809    51,856
                                    -------   -------   -------

Other income (expenses):
  Interest income                       757       323        16
  Interest expense                  (55,403)  (51,943)  (51,601)
  Amortization of debt issuance costs(1,249)   (1,173)   (1,129)
  Other, net                            680       289       773
                                     -------  -------   -------
         Total other expense        (55,215)  (52,504)  (51,941)
                                    -------   -------   -------
         Loss before income taxes, extraordinary
           item and cumulative effect of accounting
           principle changes        (12,222)   (5,695)      (85)

Provision (benefit) for income taxes (note 11)(1,183)2,4555,408
                                    -------   -------   -------
         Loss before extraordinary item and cumulative
           effect of accounting principle changes(11,039)(8,150)(5,493)

Extraordinary item, net of income tax benefit of $1,192
  (note 12)                          (1,848)       -         -

Cumulative effect on prior years of accounting principle
  changes for:
      Income taxes (note 11)        (61,833)       -         -
      Postretirement benefits other than pensions, net
        of income tax benefit of $1,490 (note 8)(2,401)-     -
                                    -------   -------   -------
         Net loss                 $ (77,121)$  (8,150)$  (5,493)
                                    =======   =======   =======
Loss per share:
  Loss before extraordinary item and cumulative
    effect of accounting principle changes$   (2.39)$   (1.80)$   (1.24)
  Extraordinary item                  (.38)      -         -
  Cumulative effect of accounting principle changes:
      Income taxes                  (12.74)      -         -
      Postretirement benefits other than pensions(.49)   -   -
                                    -------   -------   -------
         Net loss per common share$ (16.00)     $(1.80)$  (1.24)
                                    =======   =======   =======
Weighted average number of shares outstanding4,8554,839   4,847
                                    =======   =======   =======

See accompanying notes to consolidated financial statements.


                      AMERICOLD CORPORATION

     Consolidated Statements of Common Stockholders' Deficit

      Years ended last day of February 1994, 1993 and 1992

                (In Thousands, Except Share Data)


                                            Adjustment
                                                for
                           Additional         minimumTotal common
                        Commonpaid-inRetained pensionstockholders'
                         stockcapitaldeficit liabilitydeficit
                         ----- ------------------------------
Balance last day of February 1991$      48$  48,607$ (59,233)$      -$ (10,578)

Purchase of common stock (30,400 shares)-(275)-   -      (275)
15% preferred stock dividend-    -      (146)     -      (146)
Undeclared cumulative preferred stock
  dividend                -      -      (365)     -      (365)
Adjustment for minimum pension liability---       (25)    (25)
Net loss                  -      -    (5,493)     -    (5,493)
                      -------------- -------  ------- -------
Balance last day of February 19924848,332(65,237) (25)(16,882)

Purchase of common stock (1,910 shares)-(19)-     -       (19)
Issuance of common stock (17,476 shares)1449-     -       450
14.25% preferred stock dividend- -      (183)     -      (183)
Undeclared cumulative preferred stock
  dividend                -      -      (387)     -      (387)
Adjustment for minimum pension liability---        (4)     (4)
Net loss                  -      -    (8,150)     -    (8,150)
                      -------------- -------  ------- -------

Balance last day of February 19934948,762(73,957) (29)(25,175)

Issuance of common stock (13,333 shares)-320-     -       320
13.25% preferred stock dividend- -      (194)     -      (194)
Undeclared cumulative preferred stock
  dividend                -      -      (381)     -      (381)
Adjustment for minimum pension liability---       (26)    (26)
Net loss                  -      -   (77,121)     -   (77,121)
                      -------------- -------  ------- -------
Balance last day of February 1994$      49$  49,082$ (151,653)$     (55)$ (102,577)
                      ============== =======  ======= =======

See accompanying notes to consolidated financial statements.




                      AMERICOLD CORPORATION

              Consolidated Statements of Cash Flows

      Years ended last day of February 1994, 1993 and 1992

                         (In Thousands)



                                       1994      1993      1992
                                       ----      ----      ----
Cash flows from operating activities:
  Net loss                        $ (77,121)$  (8,150)$  (5,493)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                    19,938    17,725    19,171
     Amortization of cost in excess of net assets
      acquired                        2,531     2,533     2,528
     Amortization of debt issuance costs1,249   1,173     1,129
     Amortization of original issue discount1,2051,068      938
     (Gain) loss on sale of assets        8       (63)       49
     Gain on termination of capital lease(514)    -        (482)
     Other amortization                 408       373       291
     Employee stock ownership plan expense320     450       485
     Cumulative effect of accounting principle changes64,234--
     Write-off of unamortized issuance costs3,040 -         -
     Change in assets and liabilities:
      Receivables                      (336)    1,963    (2,989)
      Prepaid expenses               (1,067)   (1,569)      290
      Tax refund receivable              93    (1,384)      -
      Other current assets              165       (42)       93
      Accounts payable                 (890)       24     1,191
      Accrued interest                7,166      (161)      316
      Accrued expenses                 (458)     (311)     (453)
      Deferred revenue                 (443)     (479)     (113)
      Other current liabilities         906       989     1,003
      Deferred income taxes          (1,375)    1,533     4,552
      Other noncurrent liabilities     (583)    2,028     2,354
                                    -------   -------  --------

         Net cash provided by operating activities18,47617,70024,860
                                    -------   -------   -------

Cash flows from investing activities:
  Proceeds from sale of assets           26        16       879
  Expenditures for property, plant and equipment(8,925)(7,661)(9,212)
  Purchase of long-term investment   (1,000)      -         -
  Other items, net                     (994)   (1,098)     (517)
                                    -------   -------   -------

         Net cash used by investing activities(10,893)(8,743)(8,850)
                                    -------   -------   -------


                                                     (Continued)

                      AMERICOLD CORPORATION

        Consolidated Statements of Cash Flows, Continued

                         (In Thousands)



                                       1994      1993      1992
                                    -------   -------   -------
Cash flows from financing activities:
  Net repayments under credit agreement$   (8,583)$  (15,417)$  (18,203)
  Principal payments under capital lease and other
   debt obligations                  (2,496)   (2,457)   (1,814)
  Sale of senior subordinated debentures-         -       5,281
  Net proceeds, excluding escrow amounts, from
   financing lien                       -       3,950       -
  Net proceeds, excluding escrow amounts, from
   sale of mortgage bonds           150,000       -         -
  Retirement of mortgage bonds     (150,000)      -         -
  Release of escrow funds             5,809     7,000       -
  Debt issuance costs                  (870)     (905)      -
  Purchase of treasury stock            -         (19)     (241)
  Other items, net                      -         -        (144)
                                    -------   -------   -------

         Net cash used by financing activities(6,140)(7,848)(15,121)
                                    -------   -------   -------

         Net increase in cash         1,443     1,109       889


Cash at beginning of year             2,449     1,340       451
                                    -------   -------   -------

Cash at end of year               $   3,892 $   2,449 $   1,340
                                    =======   =======   =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest, net of
   amounts capitalized            $  47,031 $  51,036 $  50,348
  Cash paid during the year for income taxes491 2,415       606

Supplemental schedule of noncash investing and
  financing activities:
   Capital lease obligations incurred to lease new
     equipment                          954     1,217     1,885
   Warehouse facility purchased by long-term debt-10,000    -
   Net book value of assets included in other
     receivables                      3,623     1,008       -
   Financing lease proceeds placed in escrow-  12,050       -
   Bond proceeds placed in escrow, net of debt
     issuance costs of $3,966        22,284       -         -

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements
               Last day of February 1994 and 1993


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:

 (a) Business Description
     --------------------

     Americold Corporation (the Company) operates a nationwide network of 54 owned or leased refrigerated warehouse facilities in 15 states. The Company has a wholly-owned trucking subsidiary, James J. Gallery, Inc. (ceased operations in February 1993), and a wholly-owned warehousing subsidiary, Americold Services Corporation.

     In addition, the Company operates certain businesses in selected locations which are unrelated to the basic public refrigerated warehousing business; these include a limestone quarry, a vital records center (ceased operations in April 1993) and a transportation broker service. These businesses are not significant to the Company as a whole and are not required to be reported as separate industry segments.

 (b) Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Americold Corporation and its wholly-owned subsidiaries.
     All significant intercompany transactions, profits, and balances have been eliminated.

 (c) Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are stated at cost. Depreciation is generally provided on the straight-line method over the estimated useful lives of the respective assets ranging from 3 to 45 years for financial reporting purposes and on accelerated methods for income tax purposes where possible. Property held under capital leases (at capitalized value) is amortized on the straight-line method over its estimated useful life, limited generally by the lease period. The amortization of the property held under capital leases is included with depreciation expense. Estimated remaining useful lives are reviewed periodically for reasonableness and any necessary change is generally effected at the beginning of the accounting period in which the revision is adopted.

     Maintenance and repairs are expensed in the year incurred; major renewals and betterments of equipment and refrigerated facilities are capitalized and depreciated over the remaining life of the asset.


                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


 (d) Cost in Excess of Net Assets Acquired
     -------------------------------------

     On December 24, 1986, all the outstanding capital stock of the Company was acquired by a private group consisting of affiliates of Kelso & Company, Inc., certain institutional investors and certain key employees and members of the Company's management. The acquisition of the Company (the Acquisition) was accounted for as a purchase. An allocation of the purchase price was made to the acquired assets and liabilities based on their estimated fair market values at the date of acquisition. The unallocated purchase price is the Company's estimate of goodwill associated with the acquisition and is being amortized using the straight-line method over a period of 40 years.

     On March 1, 1990, the Company acquired the warehousing business of an unrelated third party. The goodwill associated with the acquisition is being amortized using the straight-line method over a period of 15 years.

     The Company assesses the recoverability of the goodwill by determining whether the amortization of the goodwill balance over its remaining useful life can be recovered through projected undiscounted future net income. The amount of goodwill impairment, if any, is measured based on projected discounted future net income using a discount rate reflecting the Company's current average cost of funds.

 (e) Debt Issuance Costs
     -------------------

     Debt issuance costs incurred are amortized over the term of the related debt.

 (f) Income Taxes
     ------------

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective March 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of operations (note 11).

     Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.




                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


 (g) Postretirement Benefits Other Than Pensions
     -------------------------------------------

     In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Postretirement Benefits Other Than Pensions" (Statement
     106). Statement 106 requires the recognition of a liability for obligations for postretirement benefits expected to be provided to or for an employee to be accrued during the service lives of the employees. The Company previously expensed the cost of such benefits, which are principally health care, as claims were received.

     Effective March 1, 1993, the Company adopted Statement 106 and has reported the cumulative effect of that change in the method of accounting for postretirement benefits other than pensions in the 1994 consolidated statement of operations (note 8).

 (h) Revenue Recognition
     -------------------

     The Company's revenues are primarily derived from services provided to customers in both handling and storing frozen products. Handling and storage revenue is based primarily upon the total weight of frozen product received into and held in storage and is recognized as earned, not as billed. Differences between revenue earned and revenue billed are recorded as deferred revenue. Approximately 50% of the handling revenue is deferred until the customers' products are delivered.

 (i) Loss Per Share
     --------------

     Loss per common share is computed by dividing net loss, less preferred dividend requirements, by the weighted average number of common shares outstanding.

 (j) Major Customers
     ---------------

     Consolidated net sales to H.J. Heinz Co. and subsidiaries amounted to approximately $35.8 million and $26.6 million in the years ended the last day of February 1994 and 1993, respectively. For the year ended the last day of February 1993, consolidated net sales to ConAgra, Inc. and subsidiaries amounted to approximately $21.3 million. No other customers accounted for 10% or more of consolidated sales.

 (k) Reclassifications
     -----------------

     Certain reclassifications have been made in the accompanying financial statements for 1992 and 1993 to conform with the 1994 presentation.





                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


(2)  Net Property, Plant and Equipment
     ---------------------------------

     Net property, plant and equipment consists of the following (in thousands):

                                            Last day
                                          of February
                                   ---------------------------------
                                      1994          1993
                                      ----          ----
     Land                          $ 31,476       $ 31,737
     Refrigerated facilities, buildings
       and land improvements        426,275        386,604
     Machinery and equipment         56,702         56,376
                                   --------       --------

                                    514,453        474,717

     Less accumulated depreciation  138,681        115,088
                                   --------       --------
          Net property, plant
            and equipment          $375,772       $359,629
                                   ========       ========


(3)  Other Noncurrent Assets
     -----------------------

     Other noncurrent assets consist of the following (in thousands):

                                            Last day
                                           of February
                                   ---------------------------------
                                      1994         1993
                                      ----         ----
     Restricted funds held by trustee
       (note 7)                    $ 21,899       $  5,063
     Real estate owned, less allowance
       for loss of $43 and $91,
       respectively                     440            519
     Security deposits                  424            399
     Non-compete agreement, less accumulated
       amortization of $280 and $210,
       respectively                      70            140
     Other                            3,328          1,858
                                   --------       --------

                                   $ 26,161       $  7,979
                                   ========       ========


                                                      (Continued)

                         AMERICOLD CORPORATION

                    Notes to Consolidated Financial Statements

(4)  Leases
     ------

     Assets under capital leases are included in net property, plant and equipment and consist of the following (in thousands):

                                             Last day
                                           of February
                                   ---------------------------------
                                      1994         1993
                                      ----         ----
     Land, refrigerated facilities, buildings
       and land improvements       $ 7,140        $ 8,231
     Machinery and equipment         4,255          4,955
                                   -------        -------

                                    11,395         13,186

     Less accumulated depreciation   3,540          3,917
                                   -------        -------

                                   $ 7,855        $ 9,269
                                   =======        =======


     Future minimum lease payments under noncancelable leases for years ending after the last day of February 1994 are as follows (in thousands):

     Year ending the last          Capital   Operating
       day of February             leases      leases
     --------------------          -------   ----------
          1995                     $  1,821  $  7,756
          1996                        1,546     6,321
          1997                        1,217     5,655
          1998                        3,435     5,400
          1999                          341     4,561
          Thereafter                  1,659     7,786
                                   --------  --------

          Total minimum lease payments  10,019$ 37,479
                                             ========

          Less amounts
            representing interest     2,428
                                   --------
          Present value of net minimum
            lease payments         $  7,591
                                   ========


     Included in expenses for the years ended the last day of February 1994, 1993 and 1992 are approximately $9.1 million, $8.7 million and $8.2 million, respectively, of rental expense net of sublease rentals for operating leases.
                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


(5)  Accrued Expenses
     ----------------

     Accrued expenses consist of the following (in thousands):

                                          Last day
                                        of February
                                   --------------------------
                                      1994    1993
                                      ----    ----
     Accrued payroll               $  1,498  $  1,461
     Accrued vacation pay             2,345     2,480
     Accrued taxes                      837     1,048
     Accrued employee stock
       ownership plan contribution     -          750
     Other                            2,832     2,231
                                   --------  --------

          Total accrued expenses   $  7,512  $  7,970
                                   ========  ========

(6)  Other Current Liabilities
     -------------------------

     Other current liabilities consist of the following (in thousands):

                                          Last day
                                        of February
                                   ---------------------------
                                      1994    1993
                                      ----    ----
     Workers' compensation         $  2,527  $  2,434
     Other                            2,417     1,604
                                   --------  --------

                                   $  4,944  $  4,038
                                   ========  ========

                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


(7)  Long-term Debt
     --------------

     Long-term debt consists of the following (in thousands):

                                               Last day
                                             of February
                                        ------------------------------
                                             1994    1993
                                             ----    ----
     Capital lease obligations (10.8% and 9.3% weighted
       average interest rate, respectively)$  7,591$  9,823
     Senior subordinated debentures - 11% fixed, due
       May 1, 1997 with mandatory sinking fund payments
       of $28,750 on May 1, 1995 and 1996111,212 110,002
     First mortgage bonds, Series A - 11.45% fixed, due
       June 30, 2002, interest payments only to January 1,
       1999 with principal amortization commencing
       July 1, 1999                    150,000  300,000
     First mortgage bonds, Series B - 11.5% fixed, due
       March 1, 2005, interest payments only to
       September 1, 2003 with a mandatory sinking fund
       payment of $88,125 on March 1, 2004176,250    -
     Mortgage notes payable - various interest rates ranging
       from 8.5% to 13.6% requiring monthly principal and
       interest payments with maturities ranging from
       2003 to 2017                     24,565   25,545
     Bank credit agreement - option of prime plus 1% or
       Eurodollar market rates plus 2%.  Mandatory facility
       resting requirements are scheduled each June 30
       and December 31 with the agreement terminating
       February 29, 1996 (7.0% and 6.59% weighted average
       interest rate, respectively)        -      8,583
                                      -------- --------

          Total long-term debt         469,618  453,953


     Less current maturities of long-term debt2,28110,950
                                      -------- --------

          Total long-term debt, less current maturities$ 467,337$ 443,003
                                      ======== ========


                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


     On July 2, 1987, the Company sold $300 million in first mortgage bonds. On March 9, 1993, the Company sold $176.25 million of the Company's 11.5% First Mortgage Bonds, Series B, due March 1, 2005. The Company used $150 million of the proceeds from the sale of the Series B bonds to purchase at par $150 million of outstanding first mortgage bonds. The remaining $150 million of such First Mortgage Bonds have been redesignated Series A First Mortgage Bonds (together with the Series B First Mortgage Bonds, the "First Mortgage Bonds"). The remaining net proceeds of approximately $22.3 million were placed in escrow with the Mortgage Bond Trustee (note 3). The bonds are secured by mortgages or deeds of trust on 32 of the Company's facilities.

     On February 3, 1993, the Company entered into a bank credit agreement with its principal bank and terminated its revolving credit agreement. The bank credit agreement is secured by the Company's trade receivables. The bank credit agreement has an aggregate availability of $27.5 million consisting of $20 million maximum cash borrowings and $10 million of letter of credit funding. Any amount by which the letter of credit borrowings exceed $7.5 million reduces the available cash borrowing amount under the agreement by a like amount. Availability for cash borrowings is limited by a defined borrowing base advance formula established on the basis of reviews of trade receivables. The unused and available amount under the bank credit agreement was $13.2 million as of the last day of February 1994. There were $4.2 million of letters of credit outstanding as of the last day of February 1994.

     The senior subordinated debentures are presented as of the last day of February 1994 and 1993 net of the original issue discount of approximately $9.4 million and accumulated accretion of approximately $5.6 million and $4.4 million, respectively.

     The Company entered into an investment agreement in connection with the issuance of the First Mortgage Bonds which, like the bank credit agreement, requires the Company to meet certain affirmative and restrictive covenants. Significant restrictive items include, among others, limitations on additional indebtedness, liens, dividends, capital expenditures, asset dispositions, lease commitments and investments. Also, certain "earnings to fixed charges" ratios, net worth levels and senior debt to net worth ratios must be maintained.

     On May 15, 1992, the Company entered into a sale/leaseback transaction of its Ontario, Oregon facility which it had formerly owned. Of the approximately $15 million of net proceeds, the Company received approximately $3 million at closing and the remaining $12 million was placed in escrow with the trustee under the Indenture, dated as of June 15, 1987, as amended, relating to the issuance of the Company's 11.45% First Mortgage Bonds, due 2002. In February 1993, the Company received $7 million of escrowed funds which the Company used to reduce its borrowings under the revolving credit agreement to a level where remaining borrowings were refinanced with borrowings under a bank credit agreement with its principal bank. With respect to the remaining escrowed funds, the Company substituted unencumbered property prior to its release. All escrowed amounts are included in other noncurrent assets (note 3). The Ontario lease was treated as a financing lease, as the Company has an option to repurchase the warehouse at a later date. The amount of debt outstanding related to this financing lease of approximately $15.3 million as of the last day of February 1994 is included in mortgage notes payable.


                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


     As of the last day of February 1994, aggregate annual maturities of long-term debt are as follows (in thousands):

          Year ended the last
            day of February
          -------------------
               1995                $ 2,281
               1996                 31,002
               1997                 30,914
               1998                 62,135
               1999                  1,935

(8)  Employee Benefit Plans
     ----------------------

 (a)  Defined Benefit Pension Plans
      -----------------------------

     The Company has defined benefit pension plans which cover substantially all employees other than union employees covered by union pension plans under collective bargaining agreements. Benefits under these plans are based on years of credited service and compensation during the years preceding retirement or on years of credited service and established monthly benefit levels.

     Pension expense for all plans, including plans jointly administered by industry and union representatives totaled $1.4 million, $1.5 million and $1.7 million for years ended the last day of February 1994, 1993 and 1992, respectively. Actuarial valuations for defined benefit plans are performed as of the end of the plan year. The most recent actuarial valuations are as of the last day of February 1994.



                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements



     The funded status of the Company's defined benefit pension plans and the accrued pension expense amounts recognized in the Company's consolidated financial statements as of the last day of February 1994 and 1993 are as follows (in thousands):

                                     Last day of    Last day of
                                    February 1994  February 1993
                                ----------------------------------------------
                           Plans withPlans withPlans withPlans with
                           assets inaccumulatedassets inaccumulated
                           excess ofbenefits inexcess ofbenefits in
                          accumulatedexcess ofaccumulatedexcess of
                            benefitsassets   benefitsassets
                            --------------   --------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations:
    Vested benefits      $   24,482$     120$  19,035$     107
    Nonvested benefits          460    -         301     -
                           ----------------  ----------------

                             24,942    120    19,336    107

  Effect of assumed future compensation
    increases                 2,892    -       3,203    -
                           ---------------- ----------------

  Projected benefit obligations for
    services rendered to date27,834    120    22,539    107

Plan assets at fair value    25,257     57    23,706     47
                           ---------------- ----------------
  Projected benefit obligations in
    excess of (less than) plan assets2,57763  (1,167)    60

Unrecognized prior service cost(335)    (3)     (346)    (3)
Unrecognized net gain (loss) from past
  experience different from that assumed
  and effects of changes in assumptions2,132(55)4,639   (29)
                           ---------------- ----------------

    Accrued pension liability$   4,374$       5$   3,126$      28
                           ================ ================


                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements

  Net periodic pension expense for the years ended the last day of February 1994, 1993 and 1992 includes the following components (in thousands):

Last day of February
- - -------------------------------------
                                       1994      1993      1992
                                       ----      ----      ----
      Service cost - benefits earned during the period$   1,013$   1,005$    979
      Interest cost on projected benefit obligation2,0941,9841,903
      Actual return on plan assets   (2,202)   (2,097)   (1,976)
      Net amortization and deferral    (233)     (214)     (138)
                                   --------  --------  --------


            Net periodic pension expense$     672$     678$     768
                                   ========  ========  ========

  Actuarial assumptions used for determining pension expenses were:

                                               Last day of February
                                         -------------------------------------
                                      1994      1993      1992
                                      ----      ----      ----
      Discount rate for interest cost  8.0%      9.0%      9.0%
      Rate of increase in future compensation levels4.05.0 5.0
      Expected long-term rate of return on plan assets10.59.59.5


     Plan assets are assigned to several investment management companies and are invested in various equity and fixed fund investments in accordance with the Company's investment policy.

 (b) Employee Stock Ownership Plan
     -----------------------------

     The Company established an employee stock ownership plan, effective March 1, 1987, which is intended to provide qualifying employees an equity interest in the Company, as well as potential retirement benefits. The trust established under the plan is designed to invest primarily in the Company's stock. Contributions by the Company, in the form of common or preferred stock of the Company, or cash, or a combination thereof, may be made to the trustee on behalf of eligible participants for each plan year as determined by the Company's Board of Directors. Participating employees with vested benefits, upon retirement or termination, have the option of retaining the stock or selling it back to the Company at its fair market value. No contribution has been declared for the fiscal year ending the last day of February 1994.

 (c) Postretirement Benefits Other Than Pensions
     -------------------------------------------

     In addition to providing retirement benefits, the Company provides certain health care and life insurance benefits for retired employees. These benefits are provided to substantially all employees other than certain union employees who have elected not to participate. Prior to 1994, the Company recognized the cost of providing retirement health benefits and life insurance benefits as the claims or premiums were incurred.

                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


     Effective March 1, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting No. 106 (Statement 106), which required that the expected cost of providing such benefits be accrued over the years that the employee renders service, in a manner similar to the accounting for pension benefits. As permitted under Statement 106, the Company elected to recognize this change in accounting principle on the immediate recognition basis. The cumulative effect as of March 1, 1993 of adopting the standard resulted in a decrease in deferred taxes of approximately $1.5 million, an increase in accrued postretirement benefits of approximately $3.9 million, and a one-time non-cash charge to fiscal 1994 earnings of approximately $2.4 million.

     The total of accumulated postretirement benefit obligation
     (APBO), which is an unfunded obligation, is as follows:

                              February 28, 1994March 1, 1993
                              ------------------------------
     Retirees                 $    2,339     $    2,538
     Active employees              1,573          1,353
                               ---------      ---------

               Total APBO     $    3,912     $    3,891
                               =========      =========

     The components of net periodic postretirement expense for the year ended the last day of February 1994 are as follows
     (in thousands):

     Service cost benefits earned in period$    90
     Interest cost on APBO             329
                                    ------
                                   $   419
                                    ======


     The discount rate used to determine the APBO as of March 1, 1993 was 9%, and was 8.5% to determine the APBO and net periodic expense as of and for the year ended the last day of February 1994.

     For fiscal 1994, a 12.5% increase in the medical cost trend rate was assumed. This rate decreases incrementally to 6% after nine years. A 1% increase in the medical trend rate would increase the APBO by $.1 million and increase the net periodic expense by a negligible amount.




                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


(9)  Common Stockholders' Equity
     ---------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the compensation committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of February 1994 follows:

     Number of SharesPriceExercisable   Expires
     --------------------------------   -------
       97,934       10.0097,934   May 1998
      100,000       18.9560,000  June 2000
       30,000       21.88-        May 2003
       30,000       20.40-   December 2003


     No options had been exercised as of the last day of February
     1994.

     The Company has reserved 500,000 shares of common stock for issuance under a Stock Incentive Plan effective March 1, 1991. Under the terms of the plan, officers and key management employees can receive either common stock or cash in specified amounts depending upon the financial performance of the Company measured over a four-year period ending February 28, 1995. As of the last day of February 1994, no shares had been issued. The Board approved a total award of approximately 106,000 shares related to the year ended the last day of February 1992. Total expense accrued under this plan for each of the years ended the last day of February 1994 and 1993 was $-0- and cumulatively since the beginning of the plan was approximately $1.0 million.

     In November 1993, the Company funded the fiscal 1993
     Americold Employee Stock Ownership Plan contribution of
     $750,000. The contribution was in the form of 13,333 shares of the Company's common stock and $430,008 in cash.

(10) Preferred Stock
     ---------------

     The Company contributes shares of its Series A, variable rate, cumulative preferred stock to the Americold Employee Stock Ownership Plan (ESOP). The preferred stock is redeemable by participants of the plan (note 8). The Company contributed 5,812, 5,471 and 9,225 shares, inclusive of stock dividends, to the ESOP during the years ended the last day of February 1994, 1993 and 1992, respectively. As of the last day of February 1994, dividends not declared on the Company's cumulative preferred stock total approximately $381,000.



                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


(11) Income Taxes
     ------------

     Prior to 1994, the Company provided for income taxes under APB 11. Effective March 1, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (Statement 109) which required a change in the method of providing for income taxes. As permitted under Statement 109, the Company elected to recognize this change in accounting principle on the immediate recognition basis. The cumulative effects as of March 1, 1993 of adopting Statement 109 were an increase in net fixed assets of approximately $31.2 million (the amount of a previous write-down of assets under APB No. 16 as a result of the purchase of the Company in December 1986, net of subsequent depreciation), an increase in deferred income taxes of $93 million, and a one-time, non-cash charge of approximately $61.8 million in fiscal 1994. Application of Statement 109 has reduced earnings before cumulative effect of accounting principle change by approximately $1.7 million as a result of increased depreciation for the year ended the last day of February 1994.

     The provision (benefit) for income taxes consists of the following (in thousands):

                                       1994      1993      1992
                                       ----      ----      ----
      Federal:
         Current                  $     500 $     275 $     503
         Deferred                    (1,557)    1,649     3,580
                                   --------  --------  --------

                                     (1,057)    1,924     4,083

      State:
         Current                         68       647       364
         Deferred                      (194)     (116)      961
                                   --------  --------  --------

                                  $  (1,183)$   2,455 $   5,408
                                   ========  ========  ========

                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


     Following is a reconciliation of the difference between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):

                                        1994      1993      1992
                                        ----      ----      ----
          Computed income tax benefit at federal
            statutory rate              $ (4,278) $ (1,936) $  (29)
          State and local income taxes, net of
            federal income tax benefits     (418)      351     874
          Adjustment to deferred tax assets and
            liabilities for changes in enacted rates   2,627    -   -
          Amortization of cost in excess of net
            assets acquired                  886       861     860
          Financial statement depreciation not
            deductible for income tax purposes    -   3,429  3,859
          Other, net                        -         (250)   (156)
                                        --------  --------  ------

               Provision (benefit) for income taxes$ (1,183)$  2,455$5,408
                                        ========  ========  ======


     Deferred income taxes for 1994 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with Statement 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.



                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of February 28, 1994 are as follows (in thousands):

      Deferred tax liabilities:
         Property, plant and equipment, due to
          differences in depreciation and prior
          accounting treatment                   (13,372)
         Other, net                               (1,481)
                                                --------

           Total deferred tax liabilities       (114,853)
                                                --------
      Deferred tax assets:
         Receivables, due to allowance for
          doubtful accounts                          388
         Employee compensation and other benefits  2,382
         Capital leases, net                       2,019
         Postretirement benefits other than
          pensions, due to accrual for financial
          reporting purposes                       1,535
         Net operating loss carryforwards          3,585
         Alternative minimum tax carryforwards     1,289
         Other, net                                  417
                                                --------

           Total deferred tax assets              11,615
                                                --------

           Net deferred tax liability before
             valuation allowance                (103,238)

     Deferred tax asset valuation allowance       (1,320)
                                                --------

           Net deferred tax liability         $ (104,558)
                                                ========


     The valuation allowance for deferred tax assets as of March 1, 1993 and as of the last day of February 1994 was approximately $1.3 million. The valuation allowance is required to reduce the amount of deferred tax assets to an amount which will more likely than not be realized. The valuation allowance relates to acquired net operating loss carryforwards for which subsequent recognition will be allocated to reduce cost in excess of net assets acquired.

     The Omnibus Budget Reconciliation Act of 1993 resulted in a federal tax rate increase from 34% to 35% effective
     January 1, 1993. The tax rate increase resulted in additional income tax expense for the Company of $2.6 million.

     For tax return purposes as of the last day of February 1994, the Company has federal net operating loss carryforwards of approximately $9.1 million to offset future taxable income. These net operating loss carryforwards, if not utilized, will begin to expire in the year ended the last day of February 2004. The Company has an alternative minimum tax credit carryforward of approximately $1.3 million available to offset future regular taxes in excess of future alternative minimum taxes.

                                                     (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


(12) Extraordinary Item
     -------------------

     In conjunction with the retirement of the $150 million in first mortgage bonds as discussed in Note 7, unamortized issuance costs of approximately $3.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.

(13) Disclosures About The Fair Value of Financial Instruments
     ---------------------------------------------------------

     Cash, Trade Receivables, Other Receivables, Accounts
     Payable, and Accrued Expenses
     -----------------------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Debt
     --------------

     The fair values of each of the Company's long-term debt instruments are based on (a) the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity or (b) in the case of the first mortgage bonds - Series B and senior subordinated debentures, market price.

                                               As of last day
                                              of February 1994
                                              ----------------
                                                  Estimated
                                                    fair
                                        Carrying   market
                                         amount     value
                                        --------  ---------
     Senior subordinated debentures     $ 111,212 $ 114,425
     First mortgage bonds - Series A      150,000   150,000
     First mortgage bonds - Series B      176,250   183,300
     Mortgage notes payable                24,565    24,565



     Limitations
     -----------

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.



                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


(14) Contingency
     -----------

     In December 1991, a fire occurred at the Company's Kansas City, Kansas underground warehouse facility. As a result of the fire, lawsuits have been filed. The lawsuits allege, among other things, that the Company was negligent. The defense of existing lawsuits has been tendered to the Company's insurance carriers (note 15).

     On February 18, 1994, the Company received, from the United States Attorney for District of Kansas, a claim of approximately $67.3 million from the United States Department of Agriculture (the USDA) for fire-related damage to commodity food-stuffs stored and computer equipment utilized at the Company's Kansas City, Kansas facility
     (note 15).

     Although the Company carries substantial property, liability, warehouseman's legal liability and business interruption insurance, the claim submitted by the U.S. Attorney would, together with other pending claims, exceed the Company's insurance coverage by a material amount if such claims were established at trial. While the Company disputes it has any liability with respect to the Kansas City fire, there can be no assurance that the Company will not be found liable for damages or that the total damages resulting from the fire will not exceed its insurance coverage. The Company has no reason to believe that any amounts not covered by insurance would be material to the consolidated financial statements.

     A number of tenants and customers discontinued payments on storage of damaged products or lease space. As of the last day of February 1994 and 1993, approximately $5.9 million of billings had been disputed by the Company's tenants and customers. These disputed billings have been classified as other receivables. Also, as of the last day of February 1994 and 1993, included in the amount of other receivables is approximately $6.5 million and $5.2 million, respectively, of expenses related to the fire and approximately $4.6 million and $1.0 million, respectively, for real and personal property lost in the fire. Claims for these amounts have been submitted to the Company's insurance company as part of its overall insurance claim. The Company has reduced the total fire-related receivables of $17.0 million as of the last day of February 1994 by $7.2 million, the amount of the insurance advances, and $4.1 million, the amount of allowance established for possibility of non-collection of these expenses and any disputed billings (note 15).

                                                      (Continued)

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements


(15) Subsequent Event
     ----------------

     In March of 1994, the Company settled all of the material lawsuits in connection with the record storage and warehouse receipt claims brought by third parties alleging damages as a result of the Kansas City, Kansas warehouse fire.
     However, the settlement does not include the USDA matter discussed in note 14. The settlement amounts are covered by the Company's insurance policies.

     In addition, in April of 1994, the Company settled its first party claims with its insurance carriers for which additional insurance proceeds were received.

     The Company has also reached an agreement in principle for settlement of the lawsuits filed by tenants of the Kansas City, Kansas facility and their insurers. This settlement requires no cash payment by the Company, but only an assignment of certain insurance coverage and other claims of the Company.

                                                       Schedule V
                                                       ----------

                      AMERICOLD CORPORATION

                  Property, Plant and Equipment

                   Years ended the last day of
                  February 1994, 1993 and 1992

                         (In Thousands)



                    Balance at                                 Balance
                    beginning Additions                        at end
                    of period at cost   RetirementsOther (1)       of period
                    ------------------- --------------------       ---------

Year ended the last day
  of February 1994:
  Land              $ 31,737  $     44  $   -     $   (305) $ 31,476
  Refrigerated facilities,
    buildings and land
    improvements     386,604     5,812     6,077    39,936   426,275
  Machinery and equipment  56,376   3,790   7,347    3,883    56,702
                    --------  --------  --------  --------  --------

                    $474,717  $  9,646  $ 13,424  $ 43,514  $514,453
                    ========  ========  ========= ========  ========

Year ended the last day
  of February 1993:
  Land                31,272       465      -         -       31,737
  Refrigerated facilities,
    buildingsand land
    improvements     371,647    15,160       184        (19) 386,604
  Machinery and equipment  56,705   3,319   3,667        19   56,376
                    --------  --------  --------  --------- --------

                    $459,624  $ 18,944  $  3,851  $   -     $474,717
                    ========  ========  ========  ========= ========

Year ended the last day
  of February 1992:
  Land                33,793        50      -        (2,571)  31,272
  Refrigerated facilities,
    buildings and land
    improvements     364,201     6,151     1,273      2,568  371,647
  Machinery and equipment  53,294   4,896   1,488      3      56,705
                    --------  --------  --------  --------- --------

                    $451,288  $ 11,097  $  2,761  $    -    $459,624
                    ========  ========  ========  ========= ========


(1)  February 1994 adjustments relate to adoption of FAS No. 109.


                                                      Schedule VI
                                                      -----------

                      AMERICOLD CORPORATION

              Accumulated Depreciation of Property,
                       Plant and Equipment

                   Years ended the last day of
                  February 1994, 1993 and 1992

                         (In Thousands)



                              Additions
                    Balance atcharged to                      Balance
                    beginning costs and                       at end
                    of period expenses  RetirementsOther (1)      of period
                    ----------------------------------------      ---------

Year ended the last day
  of February 1994:
  Land              $     65  $     15  $   -     $   -     $     80
  Refrigerated facilities,
    buildings and land
    improvements      81,295    14,843     1,328     9,307   104,117
  Machinery and equipment  33,728   5,080   7,281    2,957    34,484
                    --------  --------  --------  --------  --------

                    $115,088  $ 19,938  $  8,609  $ 12,264  $138,681
                    ========  ========  ========  ========  ========

Year ended the last day
  of February 1993:
  Land                    56         9      -         -           65
  Refrigerated facilities,
    buildings and land
    improvements      68,606    12,760        61       (10)   81,295
  Machinery and equipment  31,525   4,956   2,763       10    33,728
                    --------  --------  --------  --------  --------

                    $100,187  $ 17,725  $  2,824  $   -     $115,088
                    ========  ========  ========  ========  ========

Year ended the last day
  of February 1992:
  Land                    47         9      -         -           56
  Refrigerated facilities,
    buildings and land
    improvements      56,249    12,644       287      -       68,606
  Machinery and equipment  25,681   6,518     674     -       31,525
                    --------  --------  --------  --------  --------

                    $ 81,977  $ 19,171  $    961  $   -     $100,187
                    ========  ========  ========  ========  ========


(1)  February 1994 adjustments relate to adoption of FAS No. 109.

                                                    Schedule VIII
                                                    -------------

                      AMERICOLD CORPORATION

                Valuation and Qualifying Accounts

                   Years ended the last day of
                  February 1994, 1993 and 1992

                         (In Thousands)



                                   Additions
                         Balance atcharged to          Balance
                         beginning costs and           at end
                         of period expenses  Deductionsof period
                         ---------------------------------------

Year ended the last day
  of February 1994 -
    Allowance for doubtful accounts -
      other receivables  $  4,100  $   -     $   -     $   4,100

Year ended the last day
  of February 1993 -
    Allowance for doubtful accounts -
      other receivables      -        4,100      -         4,100

Year ended the last day
  of February 1992 -
    None




                                                      Schedule IX
                                                      -----------

                      AMERICOLD CORPORATION

                      Short-term Borrowings

                   Years ended the last day of
                  February 1994, 1993 and 1992

                         (In Thousands)



                                                       Weighted
                                   Maximum   Average   average
               Weighted  amount    amount    interest
               Balance ataverage   outstandingoutstandingrate
               beginning interest  during thein the    during the
               of period rate      period    period    period
               ------------------  --------------------------------

Year ended the last day
  of February 1994 -
  Bank credit agreement$  8,583  5.5%$ 10,717$  2,810     5.5%

Year ended the last day
  of February 1993 -
  Bank credit agreement$   -  7.0% $  8,583  $  7,250     7.0%

Year ended the last day
  of February 1992 -
  None


Note:  Averages are calculated as an average at beginning and end of month.




                                                       Schedule X
                                                       ----------



                      AMERICOLD CORPORATION

           Supplementary Income Statement Information

                   Years ended the last day of
                  February 1994, 1993 and 1992

                         (In Thousands)




                                   Last day of February
                              -----------------------------------

                                   1994      1993      1992
                                   ----      ----      ----

Maintenance and repairs            $5,046    $4,304    $4,331
                                   ======    ======    ======

Property taxes                     $6,062    $5,797    $5,521
                                   ======    ======    ======

Amortization of cost in excess
  of net assets acquired           $2,531    $2,533    $2,528
                                   ======    ======    ======



All other items do not exceed one percent of total sales and revenues.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   AMERICOLD CORPORATION
                                   May 26, 1994

By: /s/  Ronald H. Dykehouse       By:  /s/  Joel M. Smith
    ------------------------         ------------------------
    Ronald H. Dykehouse              Joel M. Smith
    Chairman of the Board,           Senior Vice President and
    President and                    Chief Financial Officer
    Chief Executive Officer          (Principal Financial
                                     Officer)
By: /s/  Thomas R. Ferreira
    ------------------------
    Thomas R. Ferreira
    Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Ronald H. Dykehouse
- - -------------------------------         May 24, 1994
Ronald H. Dykehouse, Director

/s/ Joel M. Smith
- - -------------------------------         May 22, 1994
Joel M. Smith, Director

/s/ Frank Edelstein
- - -------------------------------         May 20, 1994
Frank Edelstein, Director

/s/ George E. Matelich
- - -------------------------------         May 23, 1994
George E. Matelich, Director

/s/ James C. Pigott
- - -------------------------------         May 23, 1994
James C. Pigott, Director

/s/ William A. Marquard
- - -------------------------------         May 23, 1994
William A. Marquard, Director

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have
Not Registered Securities Pursuant to Section 12 of the Act.

No annual report covering the Company's last fiscal year or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders. The Company does not solicit proxies.

                      AMERICOLD CORPORATION
                            FORM 10-K

                          EXHIBIT INDEX





Exhibit                                                      Page
- - --------                                                     ----

(10(xxvii))    Nonstatutory Stock Option Agreement
               dated December 17, 1993 between the
               Company and J. Roy Coxe                        84

(11)           Statement re Computation of Per Share
               Earnings                                       89

(21)           Subsidiaries of the Registrant                 90

(23)           Consent of KPMG Peat Marwick                   91