Form 10-Q
period 1994-05-31
AMERICOLD CORP /OR/
filed 1994-07-15
CIK 811119

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1994; or


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

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of June 30, 1994: 4,863,999 shares.

                        AMERICOLD CORPORATION

                            Form 10-Q

                              INDEX
                              -----



                                                          Page
                                                          ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                     3
             Consolidated Statements of Operations           5
             Consolidated Statements of Cash Flows           7
             Notes to Consolidated Financial Statements      9

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     12



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings                              17

Item 4.      Submission of Matters to a Vote of
             Security Holders                               18

Item 6.      Exhibits and Reports on Form 8-K               19



SIGNATURES                                                  20


EXHIBIT INDEX                                               21

                                       PART I - Financial Information
Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1994 and May 1994
                                      (In thousands, except share data)

                                                                    Last day of             Last day of
                                                                   February 1994             May 1994
                                                                   -------------            -----------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents (note 7)                               $     3,892              $   22,809
  Trade receivables, net                                                16,702                  18,700
  Other receivables, net (note 5)                                        8,351                     548
  Prepaid expenses                                                       3,972                   3,371
  Other current assets                                                   1,919                   1,721
                                                                   -----------              ----------
      Total current assets                                              34,836                  47,149

Property, plant and equipment, less accumulated depreciation
  of $138,681 and $143,803, respectively                               375,772                 373,160
Cost in excess of net assets acquired, less accumulated
  amortization of $17,230 and $17,865 respectively                      82,563                  81,928
Other noncurrent assets                                                 35,532                  35,344
                                                                   -----------              ----------

      Total assets                                                 $   528,703              $  537,581
                                                                   ===========              ==========




         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $    5,450               $    4,406
  Accrued interest                                                     17,334                   13,449
  Accrued expenses                                                      7,512                    8,484
  Deferred revenue                                                      4,772                    4,929
  Current maturities of long-term debt                                  2,281                   30,844
  Other current liabilities (note 5)                                    4,944                   21,719
                                                                   ----------               ----------
      Total current liabilities                                        42,293                   83,831

Long-term debt, less current maturities                               467,337                  438,468
Deferred income taxes                                                 104,558                  103,215
Other noncurrent liabilities                                           11,744                   12,011
                                                                   ----------               ----------
      Total liabilities                                               625,932                  637,525
                                                                   ----------               ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 49,672 shares (note 6)                         5,348                    5,491
                                                                   ----------               ----------

Common stockholders' deficit (note 3):
  Common stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding 4,863,999 shares               49                       49
Additional paid-in capital                                             49,082                   49,082
Retained deficit                                                     (151,653)                (154,511)
Equity adjustment to recognize minimum pension liability                  (55)                     (55)
                                                                   ----------               ----------

      Total common stockholders' deficit                             (102,577)                (105,435)
                                                                   ----------               ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $  528,703               $  537,581
                                                                   ==========               ==========

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS
        Three months ended last day of May 1993 and 1994
              (in thousands, except per share data)

                                        Three months   Three months
                                         ended last     ended last
                                           day of         day of
                                          May 1993       May 1994
                                        ------------   ------------
                                         (Unaudited)    (Unaudited)

Net sales                               $    49,182    $    48,752
                                        -----------     ----------
Operating expenses:
  Cost of sales                              31,313         31,932
  Amortization of cost in excess of
    net assets acquired                         633            635
  Selling and administrative expenses         6,584          6,654
                                        -----------    -----------
      Total operating expenses               38,530         39,221
                                        -----------    -----------
Gross operating margin                       10,652          9,531
                                        -----------    -----------

Other (expense) income:
  Interest expense                          (13,936)       (13,744)
  Other, net                                     37            154
                                        -----------    -----------
      Total other expense                   (13,899)       (13,590)
                                        -----------    -----------

Loss before income taxes, extraordinary item
  and cumulative effect of accounting
  principle changes                          (3,247)        (4,059)
Benefit for income taxes (note 4)               288          1,343
                                        -----------    -----------

Net loss before extraordinary item and
 cumulative effect of accounting
 principle changes                           (2,959)        (2,716)
Extraordinary item, net of income tax
 benefit of $1,164                           (1,876)             -
Cumulative effect on prior years of
 accounting principle changes for:
  Income taxes                              (63,533)             -
  Postretirement benefits other than
  pensions, net of income tax benefit
  of $1,490                                  (2,401)             -
                                        -----------    -----------

Net loss                                $   (70,769)   $    (2,716)
                                        ===========    ===========

Loss per common share (note 6)
  Net loss before extraordinary item
   and cumulative effect of accounting
   principle changes                    $     (0.64)   $     (0.59)
  Extraordinary item                          (0.39)             -
  Cumulative effect of accounting
   principle changes:
    Income taxes                             (13.10)             -
    Postretirement benefits other
     than pensions                            (0.49)             -
                                        -----------    -----------

Net loss per common share               $    (14.62)   $     (0.59)

                                        ===========    ===========

Weighted average number of shares
 outstanding                                  4,851          4,864
                                        ===========    ===========

See accompanying notes to consolidated financial statements.

                                            AMERICOLD CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Three months ended last day of May 1993 and 1994
                                               (In thousands)

                                                                   Three months             Three months
                                                                    ended last               ended last
                                                                      day of                   day of
                                                                     May 1993                 May 1994
                                                                   -----------              -----------
                                                                   (Unaudited)              (Unaudited)

Cash flows from operating activities:
  Net loss                                                         $   (70,769)             $    (2,716)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation                                                         4,826                    5,122
    Amortization and other noncash expenses                              1,327                    1,162
    Changes in assets and liabilities                                    2,858                   (3,867)
    Provision for deferred taxes                                        (1,452)                  (1,343)
    Cumulative effect of accounting principle changes                   65,934                        -
    Write-off of unamortized issuance costs                              3,040                        -
                                                                   -----------              -----------
      Net cash provided (used) by operating activities                   5,764                   (1,642)
                                                                   -----------              -----------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                       (1,412)                  (2,699)
  Proceeds from insurance policies and other items, net                 (1,002)                  23,659
                                                                   -----------              -----------
      Net cash provided (used) by investing activities                  (2,414)                  20,960
                                                                   -----------              -----------

Cash flows from financing activities:
  Net payments under credit agreement                                   (2,250)                       -
  Principal payments under capitalized
    lease and other debt obligations                                      (594)                    (401)
  Net proceeds, excluding escrowed amounts, from sale
    of mortgage bonds                                                  150,000                        -
  Retirement of mortgage bonds                                        (150,000)                       -
                                                                   -----------              -----------
      Net cash used by financing activities                             (2,844)                    (401)
                                                                   -----------              -----------
      Net increase in cash and cash equivalents                            506                   18,917

Cash and cash equivalents at beginning of period                         2,449                    3,892
                                                                   -----------              -----------
Cash and cash equivalents at end of period                         $     2,955              $    22,809
                                                                   ===========              ===========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                     $    10,665              $    17,309
                                                                   ===========              ===========

  Capital lease obligations incurred to lease new equipment        $        34              $         -
                                                                   ===========              ===========

  Cash paid during the year for income taxes                       $        64              $        28
                                                                   ===========              ===========

  Bond proceeds placed in escrow                                   $    22,284              $         -
                                                                   ===========              ===========

  7See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION

     The consolidated balance sheet as of the last day of May 1994; the related consolidated statements of operations for the three months ended the last day of May 1993 and May 1994; and the related consolidated statements of cash flows for the three months ended the last day of May 1993 and May 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1994.


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

     Information with regard to the plan as of the last day of May
     1994 follows:

     Number of Shares   Exercise  Number of Shares  Expiration
     Subject to Option   Price      Exercisable        Date
     -----------------  --------  ----------------  ----------

         97,934          $10.00         97,934       May 1998
        100,000          $18.95         60,000       June 2000
         30,000          $21.88          6,000       May 2003
         30,000          $20.40              0       December 2003

     The Company has reserved 500,000 shares of common stock for issuance under a Stock Incentive Plan effective March 1, 1991. Under the terms of the plan, officers and key management employees can receive either common stock or cash in specified amounts depending upon the financial performance of the Company measured over a four-year period ending February 28, 1995. As of the last day of May 1994, no shares had been issued. Since inception of the plan, the Board has approved a total award of approximately 106,000 shares. The Board terminated the Stock Incentive Plan effective February 28, 1994, with the shares previously awarded to be paid in March 1995.


4.   PROVISION FOR INCOME TAXES

     The provision for income taxes was computed using an estimated annual effective tax rate of 38.3% for the three months ended the last day of May 1993 and 39.2% for the three months ended the last day of May 1994.

5.   CONTINGENCY

     In December 1991, a fire occurred at the Company's Kansas City, Kansas underground warehouse facility. As a result of the fire, certain lawsuits were filed and, in February 1994, the Company received, from the United States Attorney for the District of Kansas, a claim on behalf of the United States Department of Agriculture (the USDA) of approximately $67.3 million for fire-related damage to USDA food-stuffs stored and equipment utilized at the Company's Kansas City, Kansas facility.

     In March 1994, the Company settled all of the material lawsuits in connection with the record storage and warehouse receipt claims brought by third parties alleging damages as a result of the Kansas City, Kansas warehouse fire. However, the settlement did not include the USDA matter discussed above. The settlement amounts were covered by the Company's insurance policies.

     The Company has also reached an agreement in principle for settlement of the lawsuits filed by tenants of the Kansas City, Kansas facility and their insurers. This settlement requires no cash payment by the Company, but only an assignment of certain insurance coverage and other claims of the Company.

     Although the Company carries substantial liability and warehouseman's legal liability insurance, the claim submitted by the U. S. Attorney would exceed the Company's remaining insurance coverage by a material amount if such claim was established at trial. While the Company disputes it has any liability with respect to the claim, there can be no assurance that the Company will not be found liable for damages or that the total damages resulting from the fire will not exceed its insurance coverage. However, the Company has no reason to believe that any amounts not covered by insurance would be material to the consolidated financial statements. The Company and the USDA are discussing possible settlements of its claim.

     In April 1994, the Company settled its first party claims with its insurance carriers for business interruption losses, property damage and out-of-pocket expenses. The Company has not recognized any insurance proceeds in its reported operating income, and it does not expect to do so until the USDA claim is resolved. The settlement amounts have been used to reduce the $5.7 million included in other receivables as of the last day of February 1994, with the remaining amount being classified as other current liabilities.


6.   LOSS PER COMMON SHARE

     Loss per common share is computed by dividing net loss, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit 11, Statement Re Computation of Per Share Earnings.


7.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes investments, with original maturities of three months or less, in commercial paper totaling approximately $16.0 million as of the last day of May 1994.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------


     NET SALES - The Company's net sales for the first quarter of fiscal 1995 were $48.8 million, a decrease of .9% from $49.2 million for the same quarter in fiscal 1994. The decrease is primarily related to a decrease in warehousing sales offset in part by an increase in non-warehousing sales.

     Americold's net sales for the first three months of fiscal
     1994 and the first three months of fiscal 1995 are detailed in the table below by activity:



                            NET SALES
                      (Dollars in Millions)

               First Three Months  First Three Months
                  Fiscal 1994        Fiscal 1995
               ----------------    ----------------     % Change
                Amount      %       Amount      %      1994 to 1995
                ------     ---      ------     ---     ------------

Storage        $ 23.6     48.0%    $  22.9    46.9%      (3.0)%
Handling         16.9     34.3%       16.8    34.4%      (0.6)%
Freezing          1.3      2.7%        1.3     2.7%         -
Leasing           1.9      3.9%        1.8     3.7%      (5.3)%
Other             0.9      1.9%        0.9     1.8%         -
               ------    ------    -------   ------     ------
  Net ware-
   housing
   sales       $ 44.6     90.8%    $ 43.7     89.5%      (2.0)%
  Net non-
   warehousing
   sales          4.6      9.2%       5.1     10.5%      10.9%
               ------    ------    ------    ------     ------
  Total net
   sales       $ 49.2    100.0%    $ 48.8    100.0%       0.9%
               ======    ======    ======    ======     ======


     Warehousing sales were $43.7 million in the first three months of fiscal 1995, a decrease of 2.0% from $44.6 million in the first three months of fiscal 1994, primarily due to a 3.0% decline in storage revenue. The decline in storage revenue resulted from a 2.8% decrease in stored volume in addition to price changes and other factors. The Company believes the decreased storage volume is due primarily to a reduction in certain vegetable stocks across several production warehouses. The reduction in frozen vegetable stocks is primarily attributable to the flooding in the Midwest in 1993. For the first three months of fiscal 1995, 4.0 billion pounds of product were stored compared to 4.1 billion pounds in the comparable period in fiscal 1994.

     Handling revenue decreased approximately $.1 million despite a 4.4% increase in volume of product handled. The decrease primarily resulted from a $.3 million decrease in miscellaneous accessorial charges which were partially offset by a $.2 million increase in other handling revenue. For the first three months of fiscal 1995, 4.7 billion pounds were handled by the Company compared with 4.5 billion pounds in the comparable period in fiscal 1994.

     The increase in handling volume relative to storage volume is likely to continue as long as the Company's customers are able to successfully operate with lower inventories. The trend among customers is to increase the inventory turnover, and the Company is experiencing an increase in turns from a turn of
     6.4 in the first quarter of fiscal 1994 to 7.1 for the first quarter of fiscal 1995.

     Non-warehousing sales increased 10.9% to $5.1 million for the first three months of fiscal 1995 from $4.6 million in the comparable period in fiscal 1994. The increase is the result of an increase in sales from the Americold Transportation Systems ("ATS") unit of approximately $.2 million, and an increase of approximately $.3 million from the quarry operation.

     The Company's net sales are seasonal. The third fiscal quarter ending November 30 is typically the strongest sales quarter.

     COST OF SALES - Cost of sales for the first quarter of fiscal 1995 were $31.9 million, an increase of 2.0% from $31.3 million for the first quarter of fiscal 1994. Approximately $.3 million of the approximately $.6 million increase was due to increased activity at ATS, which operates at lower margins. Approximately $.2 million of the increase was attributable to increased warehouse payroll expense, resulting from the increase in handling volume at the Company's facilities, including the quarry.

     Cost of sales as a percentage of net sales increased to 65.5% in the first quarter of fiscal 1995 from 63.7% in the first quarter of fiscal 1994 primarily due to the increased handling activity and the increase in non-warehousing sales which carry lower operating margins.


     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses for the first quarter of fiscal 1995 were $6.7 million, an increase of 1.1% from $6.6 million for the first quarter of the last fiscal year. The increase primarily reflects an increase of approximately $.1 million in depreciation.


     INTEREST EXPENSE - Interest expense decreased to $13.7 million for the first quarter of fiscal 1995 from $13.9 million for the first quarter of fiscal 1994, as a result of slightly lower overall borrowings.


     LOSS - The Company's loss before income taxes, extraordinary item and cumulative effect of accounting changes for the first three months of fiscal 1995 was $4.1 million compared to a loss of $3.2 million in the first three months of fiscal 1994. The loss is primarily the result of the increase in the cost of sales, discussed above.

FINANCIAL CONDITION
- - -------------------

     LIQUIDITY - The Company relies primarily upon cash generated by operations to service debt and fund capital expenditures. For the first quarter of fiscal 1995, net cash flow from operating activities as reported in the Company's consolidated financial statements decreased to a negative $1.6 million from $5.8 million for the first quarter of fiscal 1994. The reduction is due primarily to changes in current assets and current liabilities. Cash provided by operating activities was, together with the insurance proceeds, sufficient to provide for $2.7 million in expenditures for property, plant and equipment. Cash at the end of the first quarter of 1995 was $22.8 million compared to $3.0 million at the end of the first quarter of 1994.

     The Company's working capital position as of the last day of May 1994 was a negative $36.7 million. This compares to a negative $7.5 million at fiscal 1994 year end. The decrease in working capital was due primarily to an increase in current maturities of long-term debt of $28.5 million, which is approximately equal to the amount of the mandatory sinking fund payment of $28.75 million due on the Company's subordinated debentures on May 1, 1995.

     The commitment level at May 31, 1994 under the Company's bank credit agreement was $27.5 million with a maximum of $20 million available for cash borrowing. Based on eligible accounts receivable as of May 31, 1994, the Company had an available credit line of $14.6 million, of which no amount was borrowed. The Company had approximately $5.5 million of outstanding letters of credit, principally related to leasing commitments and workers' compensation reserves.

     In light of the significant debt obligations due in fiscal 1996 through fiscal 1998, the Company continues to recognize the need to increase operating cash flow and to obtain alternative sources of financing. In addition, management expects to continue to use escrowed funds as well as additional outside borrowings to invest in new or expanded warehouse properties. Management expects to continue this policy as long as investment opportunities appear to add to the Company's long-term value.

     The Company's present level of cash flow from operations and escrowed funds is expected to be sufficient to cover all interest payments and planned capital expenditures for fiscal 1995.


     CAPITAL RESOURCES - Expenditures for property, plant and equipment for the first three months of fiscal 1995 totaled $2.8 million. Budgeted fiscal 1995 capital expenditures total approximately $26.7 million, including approximately $15.6 million for property expansions, and approximately $11.1 million for revenue enhancement or cost reduction expenditures and routine replacements or betterments. A portion, related primarily to material handling equipment, is expected to be leased on an operating or capital lease basis. The Company's capital expenditures are substantially discretionary.

EFFECT OF KANSAS CITY, KANSAS WAREHOUSE FIRE
- - --------------------------------------------

     In December 1991, a fire occurred at the Company's Kansas City, Kansas underground warehouse facility. As a result of the fire, the Company's warehousing activities in Kansas City have operated at a substantially reduced level. The Company continues to be unable to predict its ability to return the Kansas City, Kansas facility to normal operating volume or to attract new tenants. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effect of Kansas City, Kansas Warehouse Fire," of the Company's Annual Report on Form 10-K, for the fiscal year ended the last day of February 1994.


     EFFECT ON OPERATING EARNINGS - As a result of the fire, operating earnings at the Kansas City, Kansas facility have been adversely affected. The Company has settled its first party claims with its insurance carriers for business interruption losses, property damage and out-of-pocket expenses. The Company has not recognized any insurance proceeds in its reported operating income, and it does not expect to do so until the USDA claim is resolved. The Company has reduced the $5.7 million included in other receivables as of the last day of February 1994 by the proceeds and has included the remaining proceeds in other current liabilities.


     POSSIBLE THIRD PARTY LIABILITY FOR STORED PRODUCT AND TENANT CLAIMS - The Company has settled all of the material lawsuits in connection with the record storage and warehouse receipt claims for amounts which were covered by the Company's insurance policies. However, the claim submitted by the USDA to the Company for approximately $67.3 million is still pending. The Company has also reached an agreement in principle for settlement of the lawsuits filed by tenants of the Kansas City, Kansas facility and their insurers. This settlement requires no cash payment by the Company, but only an assignment of certain insurance coverage and other claims of the Company.

                   PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS



     From time to time, the Company is named as a defendant in actions arising out of the normal course of its business. As of June 30, 1994, the Company was not a party to any pending legal proceeding that it believes to be material other than lawsuits filed in connection with the Kansas City, Kansas warehouse fire. Although settlement discussions are continuing, no additional claims have been resolved since the Company's Annual Report on Form 10-K, dated May 27, 1994, for the fiscal year ended the last day of February 1994. See Item 1, "Legal Proceedings", Quarterly Report on Form 10-Q, dated October 14, 1993 for the quarter ended the last day of August 1993; Item 1, "Legal Proceedings", Quarterly Report on Form 10-Q dated January 14, 1994 for the quarter ended the last day of November 1993; and Item 3, "Legal Proceedings", Annual Report on Form 10-K dated May 27, 1994 for the fiscal year ended the last day of February 1994.

                   PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On June 17, 1994, subsequent to the end of the fiscal quarter, the annual meeting of shareholders of the Company was held.
     The Company did not solicit proxies. At the meeting the following actions were approved by the shareholders:

     (a) Election of a Board of Directors for the ensuing year consisting of Ronald H. Dykehouse, Frank
          Edelstein, William A. Marquard, George E. Matelich,
          James C. Pigott and Joel M. Smith.

     (b) Approval of the selection of KPMG Peat Marwick as the Company's auditors for fiscal 1995.

     With respect to the election of directors, there were 3,453,600 votes cast for the election of each of the nominees for director and no abstentions.

     With respect to the approval of the selection of auditors, there were 3,453,600 votes cast for approval and no abstentions.

     No votes were cast against the election of any of the directors or the proposal related to the ratification of the selection of auditors.

                   PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              (4) Instruments defining the rights of security holders, including indentures

                     Amendment to the Amended and Restated
                     Investment Agreement relating to the First
                     Mortgage Bonds, dated May 1, 1994

              (11)   Statement re Computation of Per Share Earnings


         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICOLD CORPORATION



                              /s/   Joel M. Smith
                              ---------------------------
                              JOEL M. SMITH, Senior Vice President
                                and Chief Financial Officer




Date:    July 13, 1994

                      AMERICOLD CORPORATION


                            FORM 10-Q


                          Exhibit Index


Exhibit                                                     Page
- - -------                                                     ----

(4)    Amendment to the Amended and Restated
       Investment Agreement to the First
       Mortgage Bonds, dated May 1, 1994                    22


(11)   Statement re Computation of Per Share
       Earnings                                             24