Form 10-Q
period 1994-08-31
AMERICOLD CORP /OR/
filed 1994-10-14
CIK 811119

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1994; or


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

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of September 30, 1994: 4,863,999 shares.


                        AMERICOLD CORPORATION

                            Form 10-Q

                              INDEX
                              -----



                                                          Page
                                                          ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                     3
             Consolidated Statements of Operations           5
             Consolidated Statements of Cash Flows           8
             Notes to Consolidated Financial Statements      9

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     12



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings                              17


Item 6.      Exhibits and Reports on Form 8-K               17



SIGNATURES                                                  18


EXHIBIT INDEX                                               19

2                                       PART I - Financial Information
Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1994 and August 1994
                                      (In thousands, except share data)

                                                                    Last day of             Last day of
                                                                   February 1994            August 1994
                                                                   -------------            -----------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents (notes 5 and 7)                        $     3,892              $   24,122
  Trade receivables, net                                                16,702                  21,908
  Other receivables, net (note 5)                                        8,351                     889
  Prepaid expenses                                                       3,972                   3,094
  Other current assets                                                   1,919                   1,818
                                                                   -----------              ----------
      Total current assets                                              34,836                  51,831

Property, plant and equipment, less accumulated depreciation
  of $138,681 and $148,720, respectively                               375,772                 373,379
Cost in excess of net assets acquired, less accumulated
  amortization of $17,230 and $18,498 respectively                      82,563                  81,295
Other noncurrent assets                                                 35,532                  34,242
                                                                   -----------              ----------

      Total assets                                                 $   528,703              $  540,747
                                                                   ===========              ==========


         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $    5,450               $    6,865
  Accrued interest                                                     17,334                   17,382
  Accrued expenses                                                      7,512                    9,741
  Deferred revenue                                                      4,772                    5,691
  Current maturities of long-term debt                                  2,281                   30,950
  Other current liabilities (note 5)                                    4,944                   20,544
                                                                   ----------               ----------
      Total current liabilities                                        42,293                   91,173

Long-term debt, less current maturities                               467,337                  438,487
Deferred income taxes                                                 104,558                  102,580
Other noncurrent liabilities                                           11,744                    9,915
                                                                   ----------               ----------
      Total liabilities                                               625,932                  642,155
                                                                   ----------               ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 49,672 shares (note 6)                         5,348                    5,650
                                                                   ----------               ----------

Common stockholders' deficit (note 3):
  Common stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding 4,863,999 shares               49                       49
Additional paid-in capital                                             49,082                   49,082
Retained deficit                                                     (151,653)                (156,134)
Equity adjustment to recognize minimum pension liability                  (55)                     (55)
                                                                   ----------               ----------
      Total common stockholders' deficit                             (102,577)                (107,058)
                                                                   ----------               ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $  528,703               $  540,747
                                                                   ==========               ==========

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS

   Three and six months ended last day of August 1993 and 1994
              (In thousands, except per share data)

                                               Three months  Three months  Six Months   Six months
                                                  ended         ended         ended        ended
                                               last day of    last day of  last day of  last day of
                                               August 1993    August 1994  August 1993  August 1994
                                               -----------    -----------  -----------  -----------
                                               (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)

Net sales                                       $   49,713     $   53,312   $   98,895   $  102,064
                                                ----------     ----------   ----------   ----------

Operating expenses:
  Cost of sales                                     30,413         34,901       61,726       66,833
  Amortization of cost in excess of
    net assets acquired                                633            634        1,266        1,269
  Selling and administrative expenses                7,019          6,379       13,603       13,033
                                                 ---------      ---------    ---------    ---------

      Total operating expenses                      38,065         41,914       76,595       81,135
                                                 ---------      ---------    ---------    ---------

Gross operating margin                              11,648         11,398       22,300       20,929
                                                 ---------      ---------    ---------    ---------

Other (expense) income:
  Interest expense                                 (13,731)       (13,814)     (27,667)     (27,558)
  Other, net                                          (149)           318         (112)         472
                                                 ---------      ---------    ---------    ---------

      Total other expense                          (13,880)       (13,496)     (27,779)     (27,086)
                                                 ---------      ---------    ---------    ---------

Loss before income taxes, extraordinary item
  and cumulative effect of accounting
  principle changes                                 (2,232)        (2,098)      (5,479)      (6,157)
(Provision) Benefit for income taxes (note 4)         (480)           634         (220)       1,977
                                                 ---------      ---------    ---------    ---------

Net loss before extraordinary item and
  cumulative effect of accounting
  principle changes                                 (2,712)       (1,464)       (5,699)     (4,180)

Extraordinary item, net of income tax
  benefit of $1,192                                      -             -        (1,848)          -
Cumulative effect on prior years of accounting
  principle changes for:
    Income taxes                                         -             -       (63,533)          -
    Postretirement benefits other than pensions,
      net of income tax benefit of $1,490                -             -        (2,401)          -
                                                 ---------     ---------     ---------   ---------

Net loss                                        $   (2,712)   $   (1,464)   $  (73,481) $   (4,180)
                                                 =========     =========     =========   =========

Loss per common share (note 6)
  Loss before extraordinary item and
    cumulative effect of accounting principle
    changes                                     $    (0.59)   $    (0.33)   $    (1.23) $    (0.92)
  Extraordinary item                                     -             -         (0.39)          -

  Cumulative effect of accounting principle
    changes:
    Income taxes                                         -             -        (13.10)          -
    Postretirement benefits other than
      pensions                                           -             -         (0.49)          -
                                                 ---------     ---------     ---------   ---------

Net loss per common share                       $    (0.59)   $    (0.33)   $   (15.21) $    (0.92)
                                                 =========     =========     =========   =========

Weighted average number of shares
  outstanding                                        4,851         4,864         4,851       4,864
                                                 =========     =========     =========   =========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six months ended last day of August 1993 and 1994
                         (In thousands)

                                                                          Six months      Six months
                                                                          ended last      ended last
                                                                            day of          day of
                                                                         August 1993     August 1994
                                                                         -----------     -----------
                                                                         (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                               $  (73,481)      $   (4,180)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation                                                              9,623           10,159
    Amortization and other noncash expenses                                   2,650            2,511
    Changes in assets and liabilities                                         6,896           (2,281)
    Provision for deferred taxes                                             (2,665)          (1,977)
    Cumulative effect of accounting principle changes                        65,934                -
    Write-off of unamortized issuance costs                                   3,040                -
                                                                          ---------        ---------
      Net cash provided by operating activities                              11,997            4,232
                                                                          ---------        ---------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                            (4,934)          (7,739)
  Proceeds from insurance policies and other items, net                      (1,055)          23,873
                                                                          ---------        ---------
      Net cash provided (used) by investing activities                       (5,989)          16,134
                                                                          ---------        ---------

Cash flows from financing activities:
  Net payments under credit agreement                                        (5,583)               -
  Principal payments under capitalized
    lease and other debt obligations                                         (1,284)            (889)
  Net proceeds, excluding escrowed amounts, from sale
    of mortgage bonds                                                       150,000                -
  Retirement of mortgage bonds                                             (150,000)               -
  Release of escrowed funds                                                   4,233              753
                                                                          ---------        ---------
      Net cash used by financing activities                                  (2,634)            (136)
                                                                          ---------        ---------
      Net increase in cash and cash equivalents                               3,374           20,230

Cash and cash equivalents at beginning of period                              2,449            3,892
                                                                          ---------        ---------
Cash and cash equivalents at end of period                               $    5,823       $   24,122
                                                                          =========        =========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                           $   20,355       $   26,847
                                                                          =========        =========

  Capital lease obligations incurred to lease new equipment              $      806       $      269
                                                                          =========        =========

  Cash paid during the year for income taxes                             $      139       $       28
                                                                          =========        =========

  Bond proceeds placed in escrow                                         $   22,284       $        -
                                                                         =========        =========

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION

     The consolidated balance sheet as of the last day of August 1994; the related consolidated statements of operations for the six months ended the last day of August 1993 and August 1994; and the related consolidated statements of cash flows for the six months ended the last day of August 1993 and August 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1994.

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

     Information with regard to the plan as of the last day of August 1994 follows:

     Number of Shares   Exercise  Number of Shares  Expiration
     Subject to Option   Price      Exercisable        Date
     -----------------  --------  ----------------  ----------

         93,795          $10.00         93,795       May 1998
        100,000          $18.95         60,000       June 2000
         30,000          $21.88          6,000       May 2003
         30,000          $20.40              0       December 2003

     The Company had reserved 500,000 shares of common stock for issuance under a Stock Incentive Plan effective March 1, 1991.

     Under the terms of the plan, officers and key management employees can receive either common stock or cash in specified amounts depending upon the financial performance of the Company measured over a four-year period ending February 28, 1995. As of the last day of August 1994, no shares had been issued. Since inception of the plan, the Board has approved a total award of approximately 106,000 shares. The Board suspended the Stock Incentive Plan effective February 28, 1994, with the shares previously awarded to be paid in March 1995.

4.   PROVISION FOR INCOME TAXES

     The provision for income taxes was computed using an estimated annual effective tax rate of 39.2%.


5.   CONTINGENCY

     In December 1991, a fire occurred at the Company's Kansas City, Kansas underground warehouse facility. As a result of the fire, certain lawsuits were filed and, in February 1994, the Company received, from the United States Attorney for the District of Kansas, a claim on behalf of the United States Department of Agriculture (the USDA) for approximately $67.3 million for fire-related damage to USDA food-stuffs stored and equipment damaged at the Company's Kansas City, Kansas facility.

     In March 1994, the Company settled all of the material lawsuits in connection with the record storage and warehouse receipt claims brought by third parties alleging damages as a result of the Kansas City, Kansas warehouse fire. The settlement amounts were covered by the Company's insurance carriers. However, the settlement did not include the USDA claim discussed above.

     Although the Company carries substantial liability and warehouseman's legal liability insurance, the claim submitted on behalf of the USDA would exceed the Company's remaining insurance coverage by a material amount if such claim was established at trial. While the Company disputes it has any liability with respect to the claim, there can be no assurance that the Company will not be found liable for damages or that the total damages resulting from the fire will not exceed its insurance coverage. However, the Company has no present reason to believe that any amounts not covered by insurance would be material to the consolidated financial statements. The Company and the USDA are discussing possible settlement of the USDA claim.

     In April 1994, the Company settled its first party claims with its insurance carriers for business interruption losses, property damage and out-of-pocket expenses. The Company has not recognized any insurance proceeds in its reported operating income, and it does not expect to do so until the USDA claim is resolved. The settlement amounts have been used to reduce other receivables recorded as of the last day of February 1994 by $5.7 million, with the remaining amount being classified as other current liabilities.

     The Company has made a proposal to the Trustee under the Indenture related to its First Mortgage Bonds to substitute approximately $4.8 million in cash as collateral for the property lost at the Kansas City, Kansas warehouse facility, although no agreement has been reached for such substitution. The Company has not reclassified any cash balance for the possible payment.


6.   LOSS PER COMMON SHARE

     Loss per common share is computed by dividing net loss, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit (11), Statement re Computation of Per Share Earnings.


7.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes investments, with original maturities of three months or less, in commercial paper totaling approximately $22.4 million as of the last day of August 1994.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     SECOND QUARTER RESULTS - Net sales for the second quarter of fiscal 1995 were $53.3 million, an increase of 7.2% from $49.7 million for the same quarter last fiscal year. The increase is primarily related to an increase in warehousing sales. Warehousing sales in the quarter have increased 5.5% from the corresponding quarter in fiscal 1994 due to an 6.9% increase in handling revenue and a 3.3% increase in storage revenue. Non-warehousing sales have increased 29.7% from the corresponding quarter in fiscal 1994.

     Cost of sales for the second quarter of fiscal 1995 were $34.9 million, an increase of 14.8% from $30.4 million for the same quarter last fiscal year. The increase is primarily related to increased handling volume and increased non-warehousing sales which result in lower operating margins. In addition, during the second quarter of fiscal 1994, the Company reduced its reserve for workers' compensation expense for fiscal 1994 by approximately $1.0 million. The reduction was due to reduced claims for the first two quarters of fiscal 1994. Excluding the adjustment of the workers' compensation reserve in the prior year, cost of sales for the second quarter of fiscal 1995 would have increased by only 12.9% over the same quarter in the last fiscal year.


     SIX MONTHS RESULTS - The Company's net sales for the first two quarters of fiscal 1995 were $102.1 million, an increase of 3.2% from $98.9 million for the corresponding period in fiscal 1994.

     Americold's net sales for the first six months of fiscal 1994 and the first six months of fiscal 1995 are detailed in the table below by activity:

                            NET SALES
                      (Dollars in Millions)

               First Six Months     First Six Months
                  Fiscal 1994         Fiscal 1995
                  -----------         -----------       % Change
                Amount      %       Amount      %     1994 to 1995
                ------    ---       ------    ---     ------------

Storage        $ 48.0    48.6%     $ 48.1    47.1%        0.2 %
Handling         32.9    33.3%       33.9    33.2%        3.1 %
Freezing          3.8     3.8%        4.6     4.5%       21.1 %
Leasing           3.8     3.8%        3.5     3.4%       (7.9)%
Other             1.8     1.8%        1.8     1.8%          -
               ------    -----     ------    -----    -------
  Net ware-
   housing
   sales       $ 90.3    91.3%     $ 91.9    90.0%        1.8 %
  Net non-
   warehousing
   sales          8.6     8.7%       10.2    10.0%       18.6 %
               ------  -------     ------    -----       -----
  Total net
   sales       $ 98.9   100.0%     $102.1   100.0%        3.2 %
               ======   ======     ======   ======       =====

     Warehousing sales were $91.9 million in the first six months of fiscal 1995, an increase of 1.8% from $90.3 million in the first six months of fiscal 1994. Storage revenue increased 0.2%, primarily due to a 0.5% increase in stored volume combined with price changes and other factors. The slight increase in storage volume is due primarily to the increased storage of fruits and vegetables. The increase in vegetables is primarily attributable to the partial recovery this year from the flooding in the Midwest in 1993. For both periods, approximately 8.6 billion pounds of product were stored.

     Handling revenue increased approximately $1.0 million as a result of an 8.9% increase in volume of product handled. For the first six months of fiscal 1995, 9.7 billion pounds were handled by the Company compared with 9.0 billion pounds in the comparable period in fiscal 1994. The Company receipted 11.0% more product during the first six months of fiscal 1995 than in the corresponding period in fiscal 1994. In addition, the Company released 6.8% more product during the first six months in fiscal 1995 than in the same period in fiscal 1994 as the Company's customers replenished distribution channels.

     Non-warehousing sales increased 18.6% to $10.2 million for the first six months of fiscal 1995 from $8.6 million in the comparable period in fiscal 1994. The increase is the result of an increase in sales from the Americold Transportation Systems ("ATS") unit, which provides shipping programs and transportation services, of approximately $1.3 million.

     The Company's net sales are seasonal. The third fiscal quarter ending November 30 is typically the strongest sales quarter.

     COST OF SALES - Cost of sales for the first two quarters of fiscal 1995 were $66.8 million, an increase of 8.3% from $61.7 million for the first two quarters of fiscal 1994. Approximately $1.5 million of the approximately $5.1 million increase was due to increased activity at ATS, which operates at significantly lower margins than does warehousing operations. Approximately $2.1 million of the increase was attributable to increased warehouse payroll expense, resulting from the increase in handling volume at the Company's facilities. Approximately $.6 million is due to increased depreciation.

     Cost of sales as a percentage of net sales increased to 65.5% in the first two quarters of fiscal 1995 from 62.4% in the first two quarters of fiscal 1994, primarily due to the increased handling activity and the increase in non-warehousing sales which carry significantly lower operating margins.

     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses for the first two quarters of fiscal 1995 were $13.0 million, a decrease of 4.2% from $13.6 million for the first two quarters of the last fiscal year. The decrease primarily reflects a decrease of approximately $.4 million in salaries and related fringe benefits, meeting and travel, and professional fees.


     INTEREST EXPENSE - Interest expense decreased to $27.6 million for the first two quarters of fiscal 1995 from $27.7 million for the first two quarters of fiscal 1994 as a result of slightly lower overall borrowings.


     LOSS - The Company's loss before income taxes, extraordinary item and cumulative effect of accounting changes for the first six months of fiscal 1995 was $6.2 million compared to a loss of $5.5 million in the first six months of fiscal 1994. The loss is primarily the result of the increase in the cost of sales discussed above.

FINANCIAL CONDITION
- -------------------

     LIQUIDITY - The Company relies primarily upon cash generated by operations to service debt and fund capital expenditures. For the first two quarters of fiscal 1995, net cash flow from operating activities as reported in the Company's consolidated financial statements decreased to $4.2 million from $12.0 million for the first two quarters of fiscal 1994. The reduction is due primarily to an increase in working capital, principally trade receivables. Cash provided by operating activities was, together with the insurance proceeds, sufficient to provide for $7.7 million in expenditures for property, plant and equipment during the six month period. Cash and cash equivalents at the end of the second quarter of fiscal 1995 was $24.1 million compared to $3.9 million at the end of the second quarter of fiscal 1994 due to the receipt of insurance proceeds in a more recent period.

     The Company has made a proposal to the Trustee under the Indenture related to its First Mortgage Bonds to substitute approximately $4.8 million in cash as collateral for the property lost at the Kansas City, Kansas warehouse facility, although no agreement has been reached for such substitution. The Company has not reclassified any cash balance for the possible payment.

     The Company's working capital position as of the last day of August 1994 was a negative $39.3 million. This compares to a negative $7.5 million at fiscal 1994 year end. The decrease in working capital was due primarily to an increase in current maturities of long-term debt of $28.75 million, which is approximately equal to the amount of the mandatory sinking fund payment of $28.75 million due on the Company's subordinated debentures on May 1, 1995.

     The commitment level at August 31, 1994 under the Company's bank credit agreement was $27.5 million with a maximum of $20 million available for cash borrowing. Based on eligible accounts receivable as of August 31, 1994, the Company had an available credit line of $17.2 million, of which no amount was borrowed. The Company had approximately $6.0 million of outstanding letters of credit, principally related to leasing commitments and workers' compensation reserves.

     The Company's present level of cash flow from operations and escrowed funds is expected to be sufficient to cover all interest payments and planned capital expenditures for the remainder of fiscal 1995. The Company's current and forecasted cash position, however, will require that the Company obtain incremental financing or arrange re-financing to meet its mandatory sinking fund payment of $28.75 million on its subordinated debenture obligation in May 1995, without relying principally on use short-term bank financing. The Company is currently exploring several alternative sources of funds. Management expects to continue to use escrowed funds as well as additional outside borrowings to invest in new or expanded warehouse properties. Management expects to continue this policy as long as investment opportunities appear to add to the Company's long-term value.

     CAPITAL RESOURCES - Expenditures for property, plant and equipment for the first six months of fiscal 1995 totaled $8.6 million. Budgeted fiscal 1995 capital expenditures total approximately $26.7 million, including approximately $15.6 million for property expansions, and approximately $11.1 million for revenue enhancement or cost reduction expenditures and routine replacements or betterments. A portion, related primarily to material handling equipment, is expected to be leased on an operating or capital lease basis. The Company's capital expenditures are substantially discretionary.

EFFECT OF KANSAS CITY, KANSAS WAREHOUSE FIRE
- --------------------------------------------

     In December 1991, a fire occurred at the Company's Kansas City, Kansas underground warehouse facility. As a result of the fire, the Company's warehousing activities in Kansas City have operated at a substantially reduced level. The Company continues to be unable to predict its ability to return the Kansas City, Kansas facility to normal operating volume or to attract new tenants. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effect of Kansas City, Kansas Warehouse Fire," of the Company's Annual Report on Form 10-K for the fiscal year ended the last day of February 1994.


     EFFECT ON OPERATING EARNINGS - As a result of the fire, operating earnings at the Kansas City, Kansas facility have been adversely affected. The Company has settled its first party claims with its insurance carriers for business interruption losses, property damage and out-of-pocket expenses. In February 1994, the Company received, from the United States Attorney for the District of Kansas, a claim on behalf of the USDA for approximately $67.3 million for fire-related damage to USDA food-stuffs stored and equipment damaged at the Company's Kansas City, Kansas facility. The Company has not recognized any insurance proceeds in its reported operating income, and it does not expect to do so until the USDA claim is resolved. The Company has reduced other receivables recorded as of the last day of February1994 by $5.7 million of the proceeds and has included the remaining proceeds in other current liabilities. While the Company has received proceeds from its insurance carriers, no allocation has been made to the different coverages, including business interruption.

     POSSIBLE THIRD PARTY LIABILITY FOR STORED PRODUCT AND TENANT CLAIMS - The Company has settled all of the material lawsuits in connection with the record storage and warehouse receipt claims for amounts which were covered by the Company's insurance policies. However, the claim submitted by the USDA to the Company for approximately $67.3 million is stillpending. The Company has also settled the lawsuits filed by tenants of the Kansas City, Kansas facility and their insurers. These settlements required no cash payment by the Company, but only an assignment of certain insurance coverage and other claims of the Company. The Company has no present reason to believe that any amounts not covered by insurance would be material.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     From time to time, the Company is named as a defendant in actions arising out of the normal course of its business. The Company has settled all of the material lawsuits in connection with the records storage and warehouse receipt claims and the lawsuits filed by the tenants of the Kansas City, Kansas facility as a result of the fire. As of September 30, 1994, the Company was not a party to any pending legal proceeding that it believes to be material, other than the claim filed on behalf of the USDA related to the Kansas City, Kansas
     warehouse fire.    See Item 2, "Management's Discussion and
     Analysis of Financial Condition and Results of Operations, Effect of Kansas City, Kansas Warehouse Fire".

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


              (11)   Statement re Computation of Per Share Earnings

              (27)   Financial Data Schedule

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


                              AMERICOLD CORPORATION



                              /s/   Joel M. Smith
                              ---------------------------
                              JOEL M. SMITH, Senior Vice President
                                and Chief Financial Officer




Date:    October 13, 1994

                      AMERICOLD CORPORATION


                            FORM 10-Q


                          Exhibit Index


Exhibit                                                     Page
- -------                                                     ----


(11)   Statement re Computation of Per Share                 20
       Earnings

(27)   Financial Data Schedule                               21