Form 10-Q
period 1994-11-30
AMERICOLD CORP /OR/
filed 1995-01-17
CIK 811119

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/      Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period
         ended November 30, 1994; or
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


                         (503) 624-8585
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of December 31, 1994: 4,863,999 shares.

                      AMERICOLD CORPORATION

                            Form 10-Q

                              INDEX
                              -----




                                                             Page
                                                             ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                         3
          Consolidated Statements of Operations               5
          Consolidated Statements of Cash Flows               7
          Notes to Consolidated Financial Statements          9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                         13



PART II          OTHER INFORMATION


Item 1.   Legal Proceedings                                  21

Item 6.   Exhibits and Reports on Form 8-K                   21



SIGNATURES                                                   22


EXHIBIT INDEX                                                23

                 PART I - Financial Information
Item 1.  Financial Statements
                      AMERICOLD CORPORATION

                   CONSOLIDATED BALANCE SHEETS
           Last day of February 1994 and November 1994
                (In thousands, except share data)

                                                                    Last day of              Last day of
                                                                   February 1994            November 1994
                                                                   -------------            -------------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents (note 6)                               $     3,892              $   21,064
  Trade receivables, net                                                16,702                  26,644
  Other receivables, net (note 7)                                        8,351                     742
  Prepaid expenses                                                       3,972                   2,309
  Other current assets                                                   1,919                     535
                                                                    ----------              ----------

      Total current assets                                              34,836                  51,294

Property, plant and equipment, less accumulated depreciation
  of $138,681 and $153,150, respectively                               375,772                 372,101
Cost in excess of net assets acquired, less accumulated
  amortization of $17,230 and $19,132, respectively                     82,563                  80,662
Other noncurrent assets                                                 35,532                  33,148
                                                                    ----------              ----------

      Total assets                                                 $   528,703              $  537,205
                                                                    ==========              ==========

         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $    5,450               $    7,593
  Accrued interest                                                     17,334                   13,446
  Accrued expenses                                                      7,512                   11,019
  Deferred revenue                                                      4,772                    5,884
  Current maturities of long-term debt                                  2,281                   30,992
  Other current liabilities                                             4,944                    2,698
                                                                   ----------               ----------
      Total current liabilities                                        42,293                   71,632

Long-term debt, less current maturities                               467,337                  438,251
Deferred income taxes                                                 104,558                  107,191
Other noncurrent liabilities                                           11,744                   10,134
                                                                   ----------               ----------

      Total liabilities                                               625,932                  627,208
                                                                   ----------               ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 49,672 and 55,384 shares,
  respectively (note 5)                                                 5,348                    5,850
                                                                   ----------               ----------

Common stockholders' deficit (note 3):
  Common stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 4,863,999 shares             49                       49
  Additional paid-in capital                                           49,082                   49,082
  Retained deficit                                                   (151,653)                (144,929)
  Equity adjustment to recognize minimum pension liability                (55)                     (55)
                                                                   ----------               ----------


      Total common stockholders' deficit                             (102,577)                 (95,853)
                                                                   ----------               ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $  528,703               $  537,205
                                                                   ==========               ==========

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS

 Three and nine months ended last day of November 1993 and 1994
              (In thousands, except per share data)

                                            Three months  Three months   Nine Months     Nine months
                                               ended         ended         ended           ended
                                            last day of    last day of   last day of     last day of
                                           November 1993  November 1994  November 1993  November 1994
                                           -------------  -------------  -------------  -------------
                                            (Unaudited)    (Unaudited)   (Unaudited)     (Unaudited)

Net sales                                   $   53,645     $   60,150     $  152,540     $  162,214
                                            ----------     ----------     ----------     ----------

Operating expenses:
  Cost of sales                                 33,234         37,355         94,960        104,188
  Amortization of cost in excess of
    net assets acquired                            633            633          1,899          1,902
  Selling and administrative expenses            6,970          6,467         20,573         19,500
                                            ----------     ----------     ----------     ----------

      Total operating expenses                  40,837         44,455        117,432        125,590
                                            ----------     ----------     ----------     ----------

Gross operating margin                          12,808         15,695         35,108         36,624
                                            ----------     ----------     ----------     ----------

Other (expense) income:
  Interest expense                             (13,868)       (13,760)       (41,535)       (41,318)
  Gain on insurance settlement (note 7)              -         16,953              -         16,953
  Other, net                                        63            248            (49)           720
                                            ----------     ----------     ----------     ----------
      Total other income (expense)             (13,805)         3,441        (41,584)       (23,645)
                                            ----------     ----------     ----------     ----------

Income (loss) before income taxes, extraordinary
  item and cumulative effect of accounting
  principle changes                               (997)        19,136         (6,476)        12,979
(Provision) benefit for income taxes (note 4)      327         (7,731)           107         (5,754)
                                            ----------     ----------     ----------     ----------

Income (loss) before extraordinary item and
  cumulative effect of accounting
  principle changes                               (670)       11,405          (6,369)        7,225

Extraordinary item, net of income tax
  benefit of $1,192                                  -             -          (1,848)            -
Cumulative effect on prior years of accounting
  principle changes for (note 8):
    Income taxes                                     -             -         (63,533)            -
    Postretirement benefits other than pensions,
      net of income tax benefit of $1,490            -             -          (2,401)            -
                                            ----------    ----------      ----------    ----------

Net income (loss)                           $     (670)   $   11,405      $  (74,151)   $    7,225
                                            ==========    ==========      ==========    ==========

Income (loss) per common share (note 5)
  Income (loss) before extraordinary item and
    cumulative effect of accounting principle
    changes                                 $    (0.17)   $     2.31      $    (1.40)   $     1.38

  Extraordinary item                                 -             -           (0.38)            -
  Cumulative effect of accounting principle
    changes:
    Income taxes                                     -             -          (13.09)            -
    Postretirement benefits other than
      pensions                                       -             -           (0.50)            -
                                            ----------    ----------      ----------    ----------

Net income (loss) per common share          $    (0.17)   $     2.31      $   (15.37)   $     1.38
                                            ==========    ==========      ==========    ==========

Weighted average number of shares
  outstanding                                    4,853         4,864           4,852         4,864
                                            ==========    ==========      ==========    ==========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      Nine months ended last day of November 1993 and 1994
                         (In thousands)

                                                                         Nine months     Nine months
                                                                          ended last      ended last
                                                                            day of          day of
                                                                         November 1993   November 1994
                                                                         -------------   -------------
                                                                          (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                      $  (74,151)      $    7,225
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                                             14,538           15,154
    Amortization and other noncash expenses                                   4,306            3,874
    Changes in assets and liabilities                                         9,657           (7,519)
    Provision for deferred taxes                                             (3,334)           2,634
    Gain on insurance settlement                                                  -          (16,953)
    Cumulative effect of accounting principle changes                        65,934                -
    Write-off of unamortized issuance costs                                   3,040                -
    Employee stock ownership plan expense                                       320                -
                                                                          ---------       ----------

      Net cash provided by operating activities                              20,310            4,415
                                                                          ---------       ----------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                            (7,559)         (13,213)
  Proceeds from insurance policies and other items, net                        (998)          24,590
                                                                          ---------        ---------

      Net cash provided (used) by investing activities                       (8,557)          11,377
                                                                          ---------        ---------

Cash flows from financing activities:
  Net payments under credit agreement                                        (8,583)               -
  Principal payments under capitalized
    lease and other debt obligations                                         (1,909)          (1,577)
  Net proceeds, excluding escrowed amounts, from sale
    of mortgage bonds                                                       150,000                -
  Retirement of mortgage bonds                                             (150,000)               -
  Release of escrowed funds                                                   4,233            2,957
                                                                          ---------        ---------

      Net cash provided (used) by financing activities                       (6,259)           1,380
                                                                          ---------        ---------

      Net increase in cash and cash equivalents                               5,494           17,172

Cash and cash equivalents at beginning of period                              2,449            3,892
                                                                          ---------        ---------

Cash and cash equivalents at end of period                               $    7,943       $   21,064
                                                                         ==========       ==========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                           $   37,419       $   44,196
                                                                          =========       ==========


  Capital lease obligations incurred to lease new equipment              $      957       $      671
                                                                         ==========       ==========

  Cash paid during the year for income taxes                             $      139       $       28
                                                                         ==========       ==========

  Property sale proceeds placed in escrow                                $        -       $      463
                                                                         ==========       ==========

  Bond proceeds placed in escrow                                         $   22,284       $        -
                                                                         ==========       ==========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated balance sheet as of the last day of November 1994; the related consolidated statements of operations for the three and nine months ended the last day of November 1993 and November 1994; and the related consolidated statements of cash flows for the nine months ended the last day of November 1993 and November 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1994.


2.   RECLASSIFICATIONS
     -----------------

     Certain prior year financial data have been reclassified to conform with the current year presentation.


3.   COMMON STOCKHOLDERS' DEFICIT
     ----------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the compensation committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of November 1994 follows:

     Number of Shares   Exercise   Number of Shares  Expiration
     Subject to Option   Price       Exercisable        Date
     -----------------  --------   ----------------  ----------

         93,795         $10.00        93,795         May 1998
        100,000         $18.95        80,000         June 2000
         30,000         $21.88         6,000         May 2003
         30,000         $20.40             0         December 2003

                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company had reserved 500,000 shares of common stock for issuance under a Stock Incentive Plan effective March 1, 1991.

     Under the terms of the plan, officers and key management employees can receive either common stock or cash in specified amounts depending upon the financial performance of the Company measured over a four-year period ending February 28, 1995. As of the last day of November 1994, no shares had been issued. Since inception of the plan, the Board has approved a total award of approximately 106,000 shares. The Board suspended the Stock Incentive Plan effective February 28, 1994, with the shares previously awarded to be paid in March 1995.


4.   PROVISION FOR INCOME TAXES
     --------------------------

     The provision for income taxes was computed using a tax rate of 39.2%. The tax rate was applied to income or loss before taxes, after adding back amortization of cost in excess of net assets acquired.

     As a result of the Omnibus Budget Reconciliation Act of 1993, the Company's tax rate increased from 38.3% to 39.2%. The Company recognized a charge to earnings during the quarter ended the last day of August 1993 of approximately $2.6 million as a result of the increase in tax rates.


5.   INCOME (LOSS) PER COMMON SHARE
     ------------------------------

     Income (loss) per common share is computed by dividing net income (loss), less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit (11), Statement re Computation of Per Share Earnings.


6.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents includes investments, with original maturities of three months or less, in commercial paper totaling approximately $17.9 million as of the last day of November 1994.

                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has made a proposal to the Trustee under the Indenture related to its First Mortgage Bonds to substitute approximately $4.8 million in cash as collateral for the property lost at the Kansas City, Kansas warehouse facility, although no agreement has been reached for such substitution. The Company has not reclassified any cash balance for the possible payment.


7.   GAIN ON INSURANCE SETTLEMENT
     ----------------------------

     Gain on insurance settlement of approximately $17.0 million relates to the Company's settlement of its first party claims with its insurance carriers for business interruption, property damage and out-of-pocket expenses with respect to the December 1991 fire at the Company's Kansas City, Kansas warehouse facility.

     No previous income recognition was determinable until the Company had settled all of the lawsuits and claims related to the fire. The settlement amounts have been used to reduce other receivables recorded as of the last day of February 1994 by $5.7 million.


8.   CUMULATIVE EFFECT ON PRIOR YEARS OF ACCOUNTING PRINCIPLE
     CHANGES
     --------------------------------------------------------

     Effective March 1, 1993, the Company implemented Financial
     Accounting Standards Board Statement of Financial Accounting
     Standard No. 106, "Employer's Accounting for Postretirement
     Benefits Other Than Pensions," and Statement No. 109,
     "Accounting for Income Taxes."


9.   SUBSEQUENT EVENTS
     -----------------

     In December 1994, the Company signed a contract with a major customer to provide transportation management services. The contract is expected to be fully implemented by mid-fiscal 1996. The Company therefore expects that revenue related to Americold Transportation Systems activity may increase substantially in fiscal 1996. The amount of such revenue depends upon the transition process and other factors. In the initial year, the Company does not expect the contract to have

                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     a material effect on income.

     Due to the debt service requirements with respect to the Company's indebtedness payable in the first quarter of fiscal 1996, management, with the concurrence of the Board of Directors, is developing a refinancing plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Debt Service Requirements."

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------
     THIRD QUARTER RESULTS
     ---------------------

     Net sales increased 12.1% from $53.6 million for the third quarter of fiscal 1994 to $60.2 million for the corresponding quarter of fiscal 1995. The increase is primarily related to an increase in warehousing sales. Warehousing sales in the quarter increased 11.3% from the corresponding quarter in fiscal 1994 due to a 15.7% increase in handling revenue and an 8.5% increase in storage revenue. Non-warehousing sales increased 19.3% from the corresponding quarter in fiscal 1994. The Company's net sales are seasonal. The third fiscal quarter ending November 30 is typically the strongest sales quarter.

     Cost of sales for the third quarter increased 12.4% from $33.2 million in fiscal 1994 to $37.4 million in fiscal 1995. The increase is primarily related to increased handling volume at the Company's warehouse facilities and increased volume from Americold Transportation Systems ("ATS"), both of which businesses incur significant variable costs dependent upon volume.

     The Company also recognized a gain on insurance settlement as discussed below of approximately $17.0 million.


     NINE-MONTH RESULTS
     -------------------

     NET SALES - The Company's net sales increased 6.4% from $152.5 million for the first three quarters of fiscal 1994 to $162.2 million for the same period in fiscal 1995.

     Americold's net sales for the first nine months of fiscal 1994 and the first nine months of fiscal 1995 are detailed in the table below by activity:

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                            NET SALES
                      (Dollars in Millions)

                  Nine Months        Nine Months
                     Ended              Ended          % Change
               November 30, 1993   November 30, 1994   1994 to 1995
               -----------------   -----------------   ------------
                  Amount      %       Amount     %
                  ------     ---      ------    ---

Storage           $ 75.0    49.2%     $ 77.4    47.7%        3.2 %
Handling            49.5    32.4%       53.1    32.7%        7.3 %
Freezing             5.5     3.6%        6.6     4.1%        0.2 %
Leasing              5.6     3.7%        5.3     3.3%       (5.4)%
Other                2.6     1.7%        2.8     1.7%        7.7 %
                  ------    -----     ------    -----    -------
Net warehousing
  sales           $138.2    90.6%     $145.2    89.5%        5.1 %
Quarry sales         4.5     3.0%        4.1     2.5%       (8.9)%
Transportation
  management
  services           9.8     6.4%       12.9     8.0%       31.6 %
                  ------    ----      ------    -----       ----

Total net sales   $152.5   100.0%     $162.2   100.0%        6.4 %
                  ======   =====      ======   =====        ====


     Warehousing sales increased 5.1% from $138.2 million for the first three quarters of fiscal 1994 to $145.2 million for the same period in fiscal 1995, primarily due to a 3.2% increase in storage revenue and a 7.3% increase in handling revenue. The increase in storage revenue resulted from an increase in storage volume of 2.9%, assisted slightly by price increases and other factors. The increase in storage volume is due primarily to the increased storage of vegetables, primarily attributable to a strong vegetable harvest in the Midwest in 1994.

     The increase in handling revenue resulted primarily from an 11.0% increase in volume of product handled. For the first nine months of fiscal 1994, 13.6 billion pounds of product were handled by the Company compared with 15.1 billion pounds during the same period in fiscal 1995. While handling volume increased 11.0%, handling revenue increased 7.3% due to decreased processing revenue (classified by the Company as handling revenue), changes in product mix and other factors in the New England and surrounding area warehouses.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     Nonwarehousing sales increased 18.9% from $14.3 million for the first nine months of fiscal 1994 to $17.0 million in the comparable period in fiscal 1995, due primarily to increased sales from ATS.


     COST OF SALES - Cost of sales increased $9.2 million or 9.7% from $95.0 million for the first three quarters of fiscal 1994 to $104.2 million for the first three quarters of fiscal 1995. Approximately $3.9 million of the increase was due to increased volume at ATS, which requires corresponding increases in transportation capacity purchased from carriers. Another $3.8 million of the increase was primarily attributable to increased warehouse payroll expense, resulting from the increase in handling volume at the Company's facilities. Approximately $0.7 million of the increase was due to increased depreciation.

     Cost of sales as a percentage of net sales increased from 62.3% in the first three quarters of fiscal 1994 to 64.2% in the first three quarters of fiscal 1995, as handling and ATS sales, which have high variable cost requirements, increased from 38.9% of total sales in the prior period to 40.7% in the more recent period.

     Although management has observed over the past several years a gradual shift in its warehousing business mix to reflect an increasing percentage of lower-margin handling revenue, management does not believe the rate of increase in such revenue in the first three quarters of fiscal 1995 reflects an acceleration of such trend, but rather reflects transient factors such as a temporary increase in handling activity resulting from the improved vegetable harvest in the Midwest in 1994. While management expects the underlying trend toward lower margins to continue due to the planned growth of the refrigerated transportation management business, the increased emphasis by customers on inventory turns and other factors, the Company believes that such activity is likely to also include related increases in higher-margin storage business and a long-term increase in earnings due to higher volumes in all lines of business.

     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses for the first three quarters of fiscal 1994 were $20.6 million, as compared to $19.5 million for the first three quarters of fiscal 1995, a decrease of 5.2%. The

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     reduction primarily reflects a decrease of approximately $0.7 million in salaries and related fringe benefits and in professional fees. The Company was able to reduce selling, general and administrative expenses in an environment of increasing sales due to an intensive program to reduce and restructure administrative activities.


     INTEREST EXPENSE - Interest expense decreased from $41.5
     million for the first three quarters of fiscal 1994 to $41.3 million for the first three quarters of fiscal 1995 as a result of slightly lower overall borrowings.


     GAIN ON INSURANCE SETTLEMENT - This category reflects the gain on insurance settlement of approximately $17.0 million related to the Company's settlement of its first party claims with its insurance carriers for business interruption losses, property damage and out-of-pocket expenses incurred with respect to the Kansas City, Kansas fire.


     INCOME - The Company's loss before income taxes, extraordinary item and cumulative effect of accounting changes for the first nine months of fiscal 1994 was $6.5 million, compared to income of $13.0 million in the first nine months of fiscal 1995. The income reported in the more recent period is primarily the result of the insurance settlement referred to above.


     SUBSEQUENT EVENT - In December 1994, the Company signed a contract with a major customer to provide transportation management services. The contract is expected to be fully implemented by mid-fiscal 1996. The Company therefore expects that revenue related to ATS activity may increase substantially in fiscal 1996. The amount of such revenue depends upon the transition process and other factors. In the initial year, the Company does not expect the contract to have a material effect on income.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     LIQUIDITY
     ---------

     OPERATING CASH FLOW - The Company relies primarily upon cash generated by operations to service debt and fund capital expenditures. Net cash flow from operating activities as reported in the Company's consolidated financial statements decreased from $20.3 million for the first three quarters of fiscal 1994 to $4.4 million for the first three quarters of fiscal 1995. The decrease is due primarily to an increase in trade receivables, resulting from increased sales and changes in the timing of certain cash collections, and from changes in the timing of the payment of interest and certain other items. Cash and cash equivalents increased from $3.9 million at the end of the last fiscal year to $21.1 million at end of the third fiscal quarter of 1995 due primarily to the receipt of the insurance proceeds relating to the Kansas City fire.

     The Company's working capital position as of the last day of the nine-month period ended November 30, 1994 was a negative $20.3 million. This position compares to a negative $7.5 million at fiscal 1994 year end. The decrease in working capital was due primarily to an increase in current maturities of long-term debt of $28.7 million, which is approximately equal to the amount of the mandatory sinking fund payment of $28.75 million due on May 1, 1995 with respect to the Company's 11% Senior Subordinated Debentures due 1997 (the "Subordinated Debentures"), offset in part by the increase in cash and cash equivalents of $17.2 million, due primarily to the receipt of the insurance proceeds.


     SHORT-TERM CAPITAL RESOURCES - The commitment level at November 30, 1994 under the Company's bank Credit Agreement was $27.5 million, with a maximum of $20.0 million available for cash borrowing. Any amount by which letters of credit outstanding exceed $7.5 million under the Agreement reduces the available cash borrowings by a like amount. In addition, the amount available for cash borrowings is subject to further limitation by the amount of eligible accounts receivable outstanding. Based upon letters of credit outstanding and eligible accounts receivable as of November 30, 1994, the Company had an available cash borrowing capacity of $20.0 million, of which no amount was borrowed. The Company had approximately $6.3 million of outstanding letters of credit,

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     principally related to leasing and workers' compensation requirements. The maximum amount of letters of credit permitted to be outstanding under the Credit Agreement is $10.0 million.


     DEBT SERVICE REQUIREMENTS - Payments due on long-term debt in the first half of fiscal 1996 include an interest payment of $10.1 million due on March 1, 1995 with respect to the First Mortgage Bonds, and a sinking fund payment of $28.75 million and an interest payment of $6.3 million due on May 1, 1995 with respect to the Subordinated Debentures. As a result, the Company estimates that it must have approximately $45 million in available cash in the first quarter of fiscal 1996 to meet its debt service requirements. The Company has available cash to make the March 1, 1995 interest payment on the First Mortgage Bonds and, subject to the timing of cash collections and payments, believes it will have, in cash and available borrowings under the bank Credit Agreement, approximately the $35.0 million required as of May 1, 1995 to make the principal and interest payments with respect to the Subordinated Debentures.

     However, if the Company were able to and elected to make the required May 1, 1995 principal and interest payments on the Subordinated Debentures from available cash and borrowings under the Credit Agreement, the Company believes that such payments would create a default at the next measurement date (May 31, 1995) under the pro forma debt service covenant (as defined) contained in the Company's Amended and Restated Investment Agreement with Metropolitan Life Insurance Company (the "Institutional Investor"), holder of $150.0 million of the Company's First Mortgage Bonds, and a default under the bank Credit Agreement relating to an out-of-debt requirement as of June 30, 1995. Under such circumstances, the Institutional Investor and the Company's principal bank could declare the principal of and accrued but unpaid interest on all the First Mortgage Bonds and borrowings under the Credit Agreement to be immediately due and payable. Upon such a declaration, such principal and interest and a premium thereon would be classified as a current liability. Management, therefore, with the concurrence of the Board of Directors, is developing a refinancing plan, and the Company has retained a financial advisor to assist it in evaluating the Company's alternatives.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The elements the Company is evaluating as part of a refinancing plan include (i) modifications of certain of the Company's debt agreements, (ii) financing of a presently unencumbered warehouse facility, and (iii) refinancing a portion of its outstanding subordinated indebtedness by means of a consensual agreement implemented either through an exchange offer or pre-packaged reorganization proceeding. The Company believes that implementation of the refinancing plan will have a minimal impact on operations and will allow the Company to continue normal relations with its customers and suppliers. If completed as expected, the Company also believes that the refinancing plan will improve the Company's financial position and enhance its ability to pursue its long-term business strategy.

     If a refinancing plan is not completed on terms and conditions acceptable to the Company, and the Company is able to and elects to make the May 1, 1995 principal and interest payments on the Subordinated Debentures from available resources, then the Company will be required to request immediate covenant relief from holders of senior debt. If such relief were not granted, or if the May 1, 1995 payment is not made, the Board of Directors and management would explore all other available alternatives to preserve shareholder values and protect creditors.


CAPITAL EXPENDITURES
- --------------------

     Cash provided by operating activities, insurance proceeds received related to the Kansas City fire and escrowed funds available under the indenture related to the First Mortgage Bonds were sufficient to provide for $13.2 million in expenditures for property, plant and equipment during the nine-month period ended November 30, 1994. The Company's capital expenditures are substantially discretionary.
     Budgeted remaining fiscal 1995 capital expenditures total approximately $6.3 million, including approximately $3.5 million for property additions, and approximately $2.8 million for revenue enhancement or cost reduction expenditures and routine replacements or betterments. A portion of the $2.8 million, related primarily to material handling equipment, is expected to be leased on an operating or capital lease basis. The funding for the approximately $3.5 million of property expansions will come from the funds held in escrow pursuant to the indenture related to the First Mortgage Bonds or from

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     outside borrowings. As of November 30, 1994, the Company had approximately $19.3 million in escrowed funds reserved for capital expenditures. The Company continues to examine opportunities for expansion of its locations and services. Any escrowed funds not expended by March 1996 must be used to redeem First Mortgage Bonds.

     The Company has made a proposal to the First Mortgage Bond trustee to substitute approximately $4.8 million in cash as collateral for the property lost in the fire at the Kansas

     City, Kansas warehouse facility, although no agreement has been reached for such substitution. The Company has not reclassified any cash balance for the possible payment. The $4.8 million has been excluded from the Company's calculation of cash reserves available for debt service.

     The Company, as part of its Kansas City, Kansas location, operates a limestone quarry. Subject to the completion of certain remaining due diligence items, the Company expects to sell this business during the second quarter of fiscal 1996. Net proceeds of the sale must, in accordance with the Company's existing debt agreements, be reinvested in warehouse properties or used to satisfy, in part, the mortgage obligation on the property.

                   PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


     The Company has settled all of the material lawsuits and claims filed in connection with the Kansas City fire. The aggregate amount of all settlement payments for the litigation and claims related to the Kansas City fire did not exceed the amount of the Company's applicable insurance coverage and therefore no cash payment by the Company was required. After resolution of the lawsuits and claims, the Company applied the proceeds paid to the Company by the Company's insurance carriers in the third quarter of fiscal 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Nine-Month Results."





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          (11) Statement re Computation of Per Share Earnings

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K, dated October 26, 1994, was filed disclosing the settlement, subject to court approval, of the claim submitted by the United States Attorney for the District of Kansas on behalf of the United States Department of Agriculture in connection with the December 1991 fire at the Company's Kansas City, Kansas warehouse facility.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMERICOLD CORPORATION



                               /s/   Joel M. Smith
                               ---------------------------------
                               JOEL M. SMITH, Senior Vice
                               President and Chief Financial
                               Officer




Date:    January 17, 1995

                            FORM 10-Q


                          Exhibit Index


Exhibit                                                     Page
- -------                                                     ----


(11)   Statement re Computation of Per Share                 24
       Earnings

(27)   Financial Data Schedule                               25