Form 10-K405
period 1995-02-28
AMERICOLD CORP /OR/
filed 1995-05-30
CIK 811119

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     February 28, 1995; or

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

Aggregate market value of voting stock held by non-affiliates on May 1, 1995: $6,938,321 based upon the last known transaction in the voting stock of the Company.

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of May 1, 1995: 4,860,934 shares.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None
Exhibit Index located at page 78.

                      AMERICOLD CORPORATION

                            FORM 10-K

                              INDEX
                              -----
Part I                                                      Page
- ------                                                      ----

Item 1.   Business                                             3

Item 2.   Properties                                          10

Item 3.   Legal Proceedings                                   13

Item 4.   Submission of Matters to a Vote of
          Security Holders                                    14

Part II
- -------

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters                     14

Item 6.   Selected Financial Data                             15

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       15

Item 8.   Financial Statements and Supplementary Data         24

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure              25

Part III
- --------

Item 10.  Directors and Executive Officers of the
          Registrant                                          25

Item 11.  Executive Compensation                              28

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                               36

Item 13.  Certain Relationships and Related Transactions      39

Part IV
- -------

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                 39

SIGNATURES                                                    48
SUPPLEMENTAL INFORMATION                                      49
EXHIBIT INDEX                                                 78

                             PART I

Item 1.   Business

GENERAL
- -------

Americold Corporation ("Americold" or the "Company") is the nation's largest supplier of refrigerated warehouse services for the frozen food industry. The Company also provides transportation management services for frozen food shippers. Services are provided through the Company's national network of 51 refrigerated warehouses and through the Company's refrigerated transportation management unit. The Company provides these and other services either separately or in conjunction with warehousing services. The Company also operates a limestone quarry, and previously operated a vital records center, which it closed during fiscal 1994.

Americold, an Oregon corporation, was founded in 1911, reincorporated in 1931 and, prior to 1984, operated as The Terminal Ice and Cold Storage Company and, subsequently, Termicold Corporation. In December 1982, Americold was acquired by Beatrice Companies, Inc. ("Beatrice"), which combined its public refrigerated warehouse facilities, operating under various names, with Americold. In December 1986, Americold was purchased (the "Acquisition") by a private group consisting of affiliates of Kelso & Company, Inc. ("Kelso"), certain institutional investors, and certain key employees and members of Americold's management (the "Management Group").

Subsequent to the end of fiscal 1995, Americold Corporation solicited acceptances of a proposed prepackaged plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code from certain debtholders as a means of implementing the Company's plan for restructuring a portion of its outstanding indebtedness. On May 8, 1995, the Company received approval from the classes of debtholders entitled to vote on the Plan and, on May 9, 1995, filed the Plan as approved with the United States Bankruptcy Court for the District of Oregon. The Company is debtor-in-possession in the proceedings. See Part I, Item 3. - "Legal Proceedings."

As used herein, the terms "Americold" or the "Company" refer to Americold Corporation and its subsidiaries unless the context indicates otherwise. All references to fiscal 1993, 1994 and 1995 refer to the years ended the last day of February 1993, 1994 and 1995, respectively.


REFRIGERATED WAREHOUSES
- -----------------------

Since its founding in 1911, the Company has grown to become the largest owner and operator of refrigerated warehouses in the United States. The Company believes it supplies 16% of the total publicly available freezer storage space in the country, based on the most recent data (October 1993) published by the United States
Department of Agriculture and the data most recently prepared by the International Association of Refrigerated Warehousemen (the "IARW"). As of the last day of February 1995, the Company's network of 51 refrigerated warehouse facilities in fifteen states provided a total storage capacity of approximately 230.3 million cubic feet. Included in the Company's total of 230.3 million cubic feet of storage capacity is approximately 2.2 million cubic feet of storage capacity added as a result of the expansion of the Tomah, Wisconsin facility in August, 1994, and 2.3 million cubic feet added in Burley, Idaho in January 1995. Approximately 94% of the storage space operated by the Company is freezer space (zero degrees Fahrenheit and below), with the remaining space divided between cooler space (28 degrees Fahrenheit and above) and unrefrigerated dry storage space.

Most of the Company's warehouses may be classified as combination production and distribution facilities, although some provide solely production or distribution services. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store smaller quantities of a larger variety of finished products before they are shipped to end-users, such as food retailers and food service companies.

During the past four years the Company has implemented new management systems and performance standards in its warehouses.
The IBM AS400 warehouse management system was completed in December 1992 to tie together into a single network with common services all of the Company's locations. The Company believes that the standardization of systems and procedures has improved the quality and consistency of customer services, reduced costs and led to the overall enhancement of performance. To further integrate the Company's services, the Company, using new computer hardware and a combination of purchased and internally developed software, completed in March 1995 a transportation management system which is fully integrated with the Company's warehouse management system.

The Company has developed several services ancillary to its warehouse freezer operations and intends to continue developing and promoting such services as well as adding incremental freezer, cooler or dry space. Ancillary services include the use of electronic data interchange to receive and transmit product flow and status information to the Company's customers, and SUPERCOLD [registered trademark symbol] freezer storage provided at 11 of Americold's facilities for the preservation of products, such as ice cream, which require storage at temperatures as low as 20 degrees below zero (Fahrenheit). The Company also provides product repacking and preparation of products for shipment, and the leasing of warehouse space.

REFRIGERATED TRANSPORTATION MANAGEMENT
- --------------------------------------

The Company provides frozen food manufacturers with refrigerated transportation management services either separately or in conjunction with warehousing services. Integrated services allow frozen food manufacturers to contract with a single entity, the Company, for warehousing and transportation services to the manufacturer's ultimate customer. Transportation management services, which are provided under the Company's own ICC authority as a carrier or under ICC broker authority, include carrier and mode selection, routing, dispatch, carrier rate negotiations, carrier performance monitoring, claims management, freight payment and load consolidation. The actual freight transportation is performed by carriers who have negotiated rates with the Company. The Company does not own and does not intend to own significant transportation equipment.

In 1990, the Company united its freight consolidation activities conducted at various warehouses into a single unit, Americold Transportation Systems ("ATS"). Subsequently, in order to expand the business of ATS, the Company formed alliances with transportation providers and added staff resources and expertise in logistics. The Company now has the ability to utilize its network of IBM AS400 computers, its transportation management and communications software and its multiple warehouse locations to provide integrated warehousing and logistics services to its customers.

In addition to these integrated transportation management and warehousing services, the Company is working to develop services that include demand forecasting, "flow-through logistics" and "channel cost economic modeling" for its customers. Through its investment in Non-Stop Logistics Corporation ("Non-Stop"), a start-up venture, the Company is working to provide Non-Stop's advanced forecasting technology to Americold's customers. Non-Stop's forecasting technology is designed to be sufficiently accurate to allow customers to predict demand in advance and to send products to market area warehouses for rapid turn through the warehouses ("flow-through logistics"). Also through Non-Stop, the Company is working to provide channel cost economic modeling, which is a methodology used to identify and track accurately per-case costs of delivering products to individual markets. If Non-Stop is ultimately successful, the Company, through an agreement with Non-Stop, expects to be the principal provider of frozen storage, handling and transportation services in Non-Stop's flow-through environment. While there can be no assurance of Non-Stop's success, the Company believes that its association with Non-Stop will benefit the Company by providing it access to the latest cost-savings technology relating to food and packaged goods logistics.

In December 1994, the Company entered into an arrangement with one of its largest customers to provide transportation management services fully integrated with warehousing services. The customer has begun transferring responsibility for transportation management to the Company, and responsibility is expected to be fully transferred by August 1995. In addition, the Company is working with that customer and Non-Stop to develop a channel cost economic model, to provide forecasting services, and to develop an integrated logistics model. In February 1995, the Company signed a letter of intent with another customer to provide similar transportation management services. The Company began providing services to this second customer in May 1995.

REVENUES AND CUSTOMERS
- ----------------------

Americold's net sales for fiscal 1993, 1994 and 1995 are detailed below by activity:

                        NET SALES (Dollars in Millions)

                 Fiscal  1993     Fiscal 1994     Fiscal 1995
                 ------------     ------------    -------------
                 Amount    %      Amount   %      Amount    %
                 -------------    ------------    -------------
[S]              [C]     [C]      [C]     [C]     [C]       [C]
Storage          $101.0   51.5%   $ 98.5   49.5%   $103.4    48.0%
Handling           60.3   30.8%     65.3   32.8%     70.7    32.9%
Freezing            6.2    3.2%      6.5    3.3%      7.6     3.5%
Leasing             9.5    4.8%      7.4    3.7%      7.0     3.3%
Other               3.8    1.9%      3.4    1.7%      3.8     1.8%
                 ------   -----   ------   -----    -----    -----
  Net warehousing
   sales         $180.8   92.2%   $181.1   91.0%   $192.5    89.5%
Quarry sales        2.8    1.4%      5.2    2.6%      4.7     2.2%
Vital record
  center sales      0.4    0.2%       -      -         -       -
Transportation
  management
  services         12.1    6.2%     12.6    6.4%     18.0     8.3%
                 ------   -----   ------   -----    -----    -----
  Total net
    sales        $196.1  100.0%   $198.9  100.0%   $215.2   100.0%
                 ======  ======   ======  ======   ======   ======

Americold's customers consist primarily of national, regional and local frozen food processing firms, traders, wholesalers, retailers and food service organizations. Although the Company provides services to approximately 3,200 customers, in fiscal 1995 the 10 largest customers accounted for approximately 55% of total net sales. One customer of the Company, H. J. Heinz Co. and subsidiaries, accounted for approximately 21% of the Company's net sales in fiscal 1995. The Company believes that the risk to the Company of losing such large customers has been reduced in several cases through long-term storage and operating agreements and by the fact that services are provided to certain large customers in multiple locations.

At several locations, the Company's production warehouses are located adjacent to customers' processing facilities. Several of the Company's customers guarantee a minimum quantity of product to be stored in return for guaranteed space pursuant to long-term contracts. At several locations, the Company leases space to manufacturers or distributors on a long-term, fixed-rate basis. At a number of facilities, particularly those located adjacent to customers' processing facilities, a majority of, and in some cases virtually all, business is attributable to a single user of the facility. Management has observed in the past, however, that to the extent products produced at locations adjoining the Company's facilities are commodities grown in the surrounding area, demand for the products has been more significant to the long-term sales and profitability of the facility than has been the viability of a single producer.

SEASONALITY
- -----------

Warehousing sales are seasonal, depending upon the timing and availability of crops grown for frozen food production and the seasonal build-up of certain products for holiday consumption. The third quarter, ending each November 30, normally represents the strongest sales quarter. Capacity utilization at facilities varies from season to season, with average annual capacity utilization of approximately 70%. The Company generally keeps sufficient space available at individual warehouses to meet peak season demand.

COMPETITION
- -----------

Americold operates in an environment in which location, customer mix, warehouse size, breadth of service, service performance and price are the principal competitive factors. Since frozen food manufacturers and distributors incur transportation costs which typically are significantly greater than warehousing costs, location is a major competitive factor. In addition, in certain locations, customers depend upon pooling shipments, which involves combining their products with the products of others destined for the same markets. In these cases, the mix of customers in a warehouse can significantly influence the cost of delivering products to markets. The size of a warehouse is important because large customers prefer to have all of the products needed to serve a given market in a single location and to have the flexibility to increase storage at that single location during seasonal peaks. The Company believes that customers generally will select a warehouse facility based upon the types of services available, service performance and price, if there are several warehouse locations which satisfy its transportation, customer mix and size requirements.

An additional competitive concern is that the Company's customers, many of which have substantially greater resources than the Company, may divert business from the public warehousing sector by building their own refrigerated warehouse facilities.

Competition is national, regional and local in nature. There are no significant barriers to entry, permitting a relatively large number of smaller competitors to enter the Company's markets. On the national level, Americold competes with United Refrigerated
Services, Inc. ("URS"), United States Cold Storage, Inc., Millard Refrigerated Services and Christian Salvesen, Inc., which, according to statistics compiled by the IARW, accounted for approx-imately 6.3%, 4.2%, 2.7% and 2.2% of public freezer space, respectively, in 1993. On the regional and local level, there are many smaller warehouse operators that compete with the Company and, according to data prepared by the IARW, warehouse operators who own or control less than 35 million cubic feet each of refrigerated space or freezer space accounted for approximately 71% of all public refrigerated storage space in 1993. The Company believes that competition from these local and regional competitors is significant because national competitors often do not compete in the same markets as the Company. The Company also believes, however, that if its strategy of integrating warehousing and transportation management services is successful, the economies of scale attendant to the movement of large quantities of diverse products through its national network of warehouses will create a marketing advantage not available to smaller competitors. Certain companies, such as GATX Corporation and Exel Logistics, Inc., provide transportation management services to local shippers, but not in conjunction with full service frozen food warehouse systems.

Kelso holds approximately 57% of the common equity of URS and, therefore, owns a controlling interest in both the Company and URS. Kelso has implemented procedures intended to address possible conflicts of interest that might arise from its investment in both URS and the Company. Kelso had considered on a preliminary basis the possibility of a business combination between the Company and URS. Kelso has terminated its consideration of such a business combination at this time.

The Company continues to look for opportunities to add warehouse locations and to expand its existing locations. While the Company has added approximately 24 million cubic feet of freezer space over the last seven years, and is currently in the process of constructing approximately ten million additional cubic feet, the public refrigerated warehouse industry has grown at a faster pace, adding approximately 340 million cubic feet of freezer space between 1987 and 1993 based on data prepared in October 1993 by the USDA. As a consequence, the Company's national market share of freezer space during such period decreased from approximately 18% to approximately 16%. Although some of the freezer space added by competitors has adversely affected the level of business at certain of the Company's warehouses, the majority has been in areas where the Company does not directly compete. The Company's ability to capitalize on significant business opportunities in the future, however, may be limited by its substantial leverage and restrictions in its debt agreements.

ORGANIZATION
- ------------

The Company's operations are headquartered in Portland, Oregon, and the Company maintains an office in Gloucester, Massachusetts. The Company's warehouse facilities are organized into four districts. Each district is managed by a District Manager to whom the respective General Managers report. General Managers are responsible for one to five warehouses and are supported at the district and corporate levels by certain logistics, accounting, marketing, engineering, data processing and operational functions.

SALES AND MARKETING
- -------------------

Sales responsibility at the Company resides primarily with district and local management who are supported at the national level by the Company's executive and sales and marketing staff. Marketing is principally a corporate management function.

It is the responsibility of each warehouse's or group's management to understand and be responsive to the needs of its individual marketplace and to adapt sales efforts accordingly. Each General Manager actively engages in the sales effort. Although the Company operates nationally, prices charged by the Company tend to reflect local market conditions.

Local sales efforts are supplemented by the national corporate sales and marketing and logistics departments, which supplies sales support, logistics analysis, account pricing guidance and advertising, and monitors relationships with large district and national accounts. The Company employs two sales managers and a sales representative, all reporting to a director of sales in Portland, Oregon. These sales managers are located in California and Colorado, while the sales representative is located in Massachusetts. In addition, a primary sales development and pricing contact is assigned to each of the Company's top 100 accounts. Certain customers storing product in multiple facilities, but who are not among the Company's top 100 accounts, are also offered a similar contact.

EMPLOYEES
- ---------

The Company had approximately 1,889 employees as of February 28, 1995. A breakdown of employees by function is set forth below:

                          Employee Breakdown by Function

                                Number of              Percentage
Function                        Employees               of Total
- ---------                       ---------              ----------

Warehouse Operations               1,485                  78.6%
Transportation Management
  Services (ATS)                      19                   1.0%
Sales and Marketing                    4                  0.2%
Administration (Warehouse
  and Corporate)                     381                  20.2%
                                   -----                 -----
          Total                    1,889                 100.0%
                                  ======                ======

Approximately 673 of the Company's employees are covered by union contracts. Currently, 26 facilities employ unionized labor, while
25 facilities are non-unionized. Union contracts for individual locations are with the local chapters of national unions, principally the International Brotherhood of Teamsters, and generally have staggered expiration dates. During the past three years, there have been no strikes at the Company's facilities, and the Company believes its relationships with its employees are satisfactory.

As a result of the anticipated continued expansion in transportation management services offerings, the size of the ATS staff is expected to increase during fiscal 1996.

PATENTS, LICENSES AND TRADEMARKS
- --------------------------------

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

RESEARCH AND PRODUCT DEVELOPMENT
- --------------------------------

The Company does not operate in an industry in which research and development plays an important role. The Company, therefore, has not made any material expenditure with regard to Company-sponsored research and development in the past three fiscal years, nor has it been involved in any material customer-sponsored research and development activities during that period. The Company, however, has made significant expenditures in developing and installing its new computer data processing support system, which integrates state of the art transportation management systems with the Company's warehouse management system. The Company also continues to pursue methods of reducing energy costs at its facilities.

ENVIRONMENTAL COMPLIANCE
- ------------------------

In fiscal 1995, the Company completed its conversion of its last remaining freon-based cooling system to an ammonia-based system. The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to protection of the environment.

Item 2.   Properties

As of February 28, 1995, the Company owned or leased 51 facilities in 15 states. Although most of the facilities are owned by the Company, 13 facilities comprising approximately 10.2% of the Company's total cubic feet of storage space are leased or subleased by the Company under operating-type lease arrangements. Four facilities representing approximately 5.3% of the total cubic feet of storage space are leased, in whole or in part, under sale-and-leaseback or capitalized-type lease arrangements. Five facilities, or portions thereof, representing approximately 7.2% of the total cubic feet of storage space, are situated on leased land.

Capacity utilization at facilities varies from season to season, with average annual capacity utilization of approximately 70%. All but five of the Company's owned warehouses are currently encumbered as security for the senior secured debt of the Company.

The Company's facilities are typically single-story concrete buildings constructed at dock height elevation, with very heavy insulation and vapor barrier protection. Refrigeration is typically supplied by screw-type compressors in ammonia-based cooling systems. Facilities are served by truck as well as by rail. In many instances buildings generally have sufficient land space surrounding them to afford ample area for truck parking and storage of unused pallets and equipment. Many facilities also have room for expansion.

The following table lists the 51 refrigerated warehouse properties owned or leased by the Company as of February 28, 1995. It also shows the 31 facilities that presently secure the Company's first mortgage bonds.


                            REFRIGERATED WAREHOUSE FACILITIES

                                    Total
                                   Storage
                                    Space
                                   (Cubic    Type of      Owned or
                                   Ft./Mil)  Facility(*)   Leased
                                   -------   --------     -------

Burbank (W. Magnolia Blvd.),
  California                         0.8      P/D      Owned
Fullerton (S. Raymond Ave.),
  California                         4.0      P/D      Leased(1)
Los Angeles (Corona St.),
  California                         0.7      D        Leased(1)
Los Angeles (Jesse St.),
  California                         2.7      P/D      Owned(4)
Oakland (E. 11th St.),
  California                         1.9      D        Leased(1)
Pajaro (Salinas Rd.),
  California                         0.8      P/D      Leased(1)
San Francisco
  (Donner Ave.), California          2.5      D        Leased(1)
Turlock (5th St.),
   California                        2.5      P/D      Owned(4)
Turlock (S. Kilroy Rd.),
   California                        3.0      P/D      Owned(4)
Watsonville (W.
   Riverside Dr.), California         5.2      P/D     Owned(2)(4)
Watsonville (Second St.),
   California                        1.5      P/D      Leased(1)
Watsonville (Hwy One),
   California                        3.6      P/D      Leased(1)
Denver (E. 50th St.), Colorado        2.8      P/D     Owned(2)/
                                                       Leased(3)(4)

Denver (N. Washington St.),
   Colorado                          0.5      P/D      Leased(1)
Bartow (U. S. Highway 17),
   Florida                            1.2     P/D       Owned(2)(4)
Plant City (S.
   Alexander St.), Florida           0.9      P/D      Owned
Tampa (N. 50th St.), Florida         4.1      P/D      Owned/
                                                       Leased(3)
Tampa (S. Lois Ave.), Florida        0.4      D        Owned
Tampa (Shoreline Dr.), Florida       0.8      D        Owned(2)
Burley (U.S. Highway 30), Idaho      7.8      P/D      Owned(2)(6)
Nampa (4th St. N.), Idaho            8.0      P        Owned(4)
Chicago (S. State St.), Illinois     2.9      P/D      Leased(1)
Chicago (S. Blue Island
   Ave.), Illinois                   2.9      P/D      Leased(1)
Bettendorf (State St.), Iowa         8.9      P/D      Owned(4)
Fort Dodge (Maple Dr.), Iowa         3.7      D        Owned(4)
Kansas City (Inland Dr.), Kansas    35.2      P/D      Owned(4)
Portland (Read St.), Maine           1.8      P/D      Owned
Boston (Widett Ci.), Massachusetts   3.1      P/D      Owned(4)
Gloucester (E. Main St.),
   Massachusetts                     1.9      P/D      Owned(4)
Gloucester (Railroad Ave.),
   Massachusetts                     0.3      P/D      Owned(4)
Gloucester (Rogers St.),
   Massachusetts                     2.8      P/D      Owned(4)
Gloucester (Rowe Sq.),
   Massachusetts                     2.4      P/D      Owned(4)
Watertown (Pleasant St.),
   Massachusetts                     4.7      P/D      Owned(4)
Brooks (Brooklake Rd.), Oregon       4.8      P        Owned(4)
Hermiston (Westland Rd.), Oregon     4.0      P        Owned(4)
Hillsboro (W. Washington
   St.), Oregon                       1.1       P/D    Leased(1)(7)
Milwaukie (S. E. McLoughlin
   Blvd.), Oregon                    4.7      D        Owned(4)
Ontario (N. E. First St.), Oregon    8.1      P        Leased(5)
Salem (Portland Rd. N.E.), Oregon   12.5      P/D      Owned(4)
Woodburn (Silverton Rd.), Oregon     6.3      P/D      Owned(4)
Fogelsville (Mill Rd.),
   Pennsylvania                     14.0      D        Owned/
                                                       Leased(3)(4)
Murfreesboro (Stephenson Dr.),
   Tennessee                         2.9      P/D      Owned(4)
Clearfield (South St.), Utah         8.6      P/D      Owned(4)
Burlington (S. Walnut),
   Washington                        4.7      P/D      Owned(4)
Connell (W. Juniper St.),
   Washington                        5.7      P        Owned(4)
Kent (S. 190th St.),
   Washington                        1.0      D        Leased(1)
Moses Lake (Wheeler Rd.),
   Washington                        7.3      P/D      Owned(4)
Walla Walla (4-14th Ave. S.),
   Washington                        3.1      P        Owned(4)
Wallula (Dodd Rd.), Washington       1.2      P/D      Owned(4)

Plover (110th St.), Wisconsin        9.4      P/D      Owned(4)
Tomah (Route 2), Wisconsin           4.6      P        Owned(4)
                                   -----
                                   230.3
                                   =====
____________________________
(*)  "P" designates a production facility.
     "D" designates a distribution facility.
     "P/D" designates a facility that is used for both production and distribution.
(1)  Operating lease.
(2)  Building owned by the Company; land is leased.
(3)  Capitalized lease.
(4)  Security for Company's first mortgage bonds.  See Note
       7 to Consolidated Financial Statements.
(5)  Financing lease.
(6)  Security for mortgage payable.
(7)  Lease terminated May 1995.

Item 3.   Legal Proceedings

On May 9, 1995, subsequent to the end of fiscal 1995, the Company filed a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (the "Court") (Case No. 395-33058elp11). The principal purpose of the Plan is to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness and to adjust certain restrictive financial covenants and certain other provisions contained in the Amended and Restated Investment Agreement (the "Old Investment Agreement"), dated March 2, 1993, between the Company and Metropolitan Life Insurance Company (the "Institutional Investor"). On the filing date, the Plan had received approval from both of the classes of debtholders entitled to vote on the Plan.

A hearing has been scheduled for June 19, 1995 to consider the motion of the Company requesting the Court (1) to approve the Company's Disclosure Statement dated April 14, 1995 and the Company's procedure for solicitation of votes to accept or reject the Plan, and (2) to confirm the Plan.

For additional information with respect to the Plan, see Part II,
Item 7. - "Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Liquidity and Capital
Resources."

From time to time, the Company has been involved in litigation relating to claims arising out of its operations in the regular course of business. The Company has settled all of the material lawsuits and claims filed in connection with the Kansas City fire. The aggregate amount of all settlement payments for the litigation and claims related to the Kansas City fire did not exceed the amount of the Company's applicable insurance coverage and therefore no cash payment by the Company was required. After resolution of the lawsuits and claims, the Company applied the proceeds paid to the Company by the Company's insurance carriers in the third quarter of fiscal 1995. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Nine-Month Results," Form 10-Q dated January 17, 1995 for the quarter ended November 30, 1994.

As of May 9, 1995, the Company, excluding the above bankruptcy proceeding, is not a party to any legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's results of operations or financial position. The Company maintains property, liability and warehouseman's legal liability insurance in amounts which it believes are consistent with industry practice and adequate for its operations.


Item 4.  Submission Of Matters To a Vote Of Security Holders

No matter was submitted by the Company to a vote of stockholders during the fourth quarter of fiscal 1995.

                             PART II


Item 5.  Market For Registrant's Common Equity and Related
         Stockholder Matters

MARKET INFORMATION
- ------------------

The Company's common stock is not listed on a securities exchange or traded through an interdealer quotation system. There is no established public trading market for the Company's common stock.
However, there are occasional trades through certain broker/dealers.

STOCKHOLDERS
- ------------

As of May 1, 1995, there were 4,860,934 shares of the Company's common stock outstanding, held by approximately 84 stockholders of record. See also response to Part III, Item 12.

DIVIDENDS
- ---------

No dividends have been declared by the Company on its common stock since the Acquisition. The Company's credit agreements restrict the payment of dividends on common stock, and it is the present policy of the Board of Directors that all available cash be used for the reduction of debt and for reinvestment in the Company's business.

Item 6.  Selected Financial Data

The following table presents selected historical financial information. The information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations as furnished below in Part II, Item 8 and
Item 7, respectively. Dollars are in thousands, except per share data.

                                   Year Ended      Year Ended       Year Ended        Year Ended     Year Ended
                                   last day         last day         last day          last day       last day
                                      of               of               of                of             of
                                   February          February         February         February       February
                                     1991              1992             1993             1994           1995
                                   --------           --------        --------         --------       --------
Income Statement
  Data:
     Net sales                    $196,927            $200,680        $196,130         $198,887       $215,207
     Income (loss) before extra
      ordinary item and cumulative
      effect of accounting
      principle change              (9,716)             (5,493)         (8,150)         (11,039)         5,564
     Extraordinary
      gain (loss), net of income
      tax expense (benefit)            654                 -               -             (1,848)            -
     Cumulative effect of
      accounting principle changes     -                   -               -            (64,234)           -
     Net income (loss)              (9,062)             (5,493)         (8,150)         (77,121)         5,564
     Income (loss) per share:
       Income (loss) before extra
       ordinary item                 (2.06)              (1.24)          (1.80)           (2.39)          1.00
       Extraordinary item              .13                 -               -               (.38)           -
       Cumulative effect of
        accounting principle
        changes                        -                   -               -             (13.23)           -
       Net income (loss) per common
        share                        (1.93)              (1.24)         (1.80)           (16.00)          1.00
     Cash dividends declared per
      common share                     -                   -              -                  -             -

 Balance Sheet Data:
     Total assets                 $493,651            $483,841      $490,151           $528,703       $544,595
     Long-term debt                449,299             435,133       443,003            467,337        442,912
     Preferred stock                 3,208               4,204          4,773             5,348          5,789
     Common stockholders'
       deficit                     (10,578)            (16,882)       (25,175)         (102,577)       (97,747)


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


INTRODUCTION
- ------------
Subsequent to the end of fiscal 1995, Americold Corporation solicited acceptance of a proposed prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code from certain debtholders as a means of implementing the Company's plan for restructuring a portion of its outstanding indebtedness. On May 8, 1995, the Company received approval from the classes of debtholders entitled to vote on the Plan and, on May 9, 1995, filed the Plan as approved with the United States Bankruptcy Court for the District of Oregon. The Company is debtor-in-possession in the proceedings. See " - Liquidity and Capital Resources."

The Company's operating results have been and will continue to be materially affected by the transactions related to the Acquisition. Operating results are affected by indebtedness incurred to finance the Acquisition and by the amortization of capitalized fees and expenses incurred in connection with such financing. For fiscal 1994 and 1995, interest expense, principally related to debt incurred to finance the Acquisition, totaled $55.4 million and $55.3 million, respectively, and the amortization of debt issuance costs totaled $1.2 million and $1.3 million, respectively.

In December 1991 a fire began at the Company's Kansas City, Kansas underground warehouse, the Company's largest warehouse facility. Due to its underground location, the fire took several months to extinguish. The fire was confined to an unrefrigerated area of the warehouse; however, a significant amount of product in the warehouse at the time of the fire sustained smoke damage.

As a result of the fire, the Company's warehousing activities in Kansas City have operated at a substantially reduced level, due to reduced warehouse volume and loss of public storage and lease customers. The fire also caused the Company to discontinue its vital record center storage operations. The Company abandoned 63% of its less productive dry storage space and 11% of its freezer space; however, the balance of the Kansas City, Kansas warehouse facility has been restored to substantially its pre-fire condition. The Company is, however, unable to predict its ability to return the facility to pre-fire operating volumes and profits. While the Company has had some success in rebuilding its public storage business, revenue from the lease of space to third parties remains significantly below pre-fire levels. The Company anticipates that the adverse effects of the Kansas City fire on operating results due to the loss of customers, especially lease customers, will continue for at least the next several years.

In December 1994, the Company entered into an arrangement with a major customer to provide transportation management services fully integrated with warehousing services for that customer. The contract is expected to be fully implemented by August 1995. In February 1995, the Company signed a letter of intent with a second customer to provide similar transportation management services which began in May 1995. The Company therefore expects that revenue related to its transportation management services activity may increase substantially in fiscal 1996. The amount of such revenue depends upon the transition process and other factors. In fiscal 1996, the Company does not expect the arrangements to have a material effect on income.

HISTORICAL INCOME STATEMENT INFORMATION
- ---------------------------------------

The following table sets forth, for the fiscal years ended the last day of February 1993, 1994 and 1995, respectively, certain consolidated financial data for the Company, expressed as a percentage of net sales, and the percentage changes in the dollar amount as compared to the prior period.

                                          Percentage of Net Sales             Period-to-Period
                                                                                   Change
                                            Last Day of February            --------------------
                                   --------------------------------         1993 to       1994 to
                                    1993        1994         1995            1994          1995
                                    ----        ----         ----            ----          ----
Net sales                          100.0%     100.0%         100.0%            1.4%          8.2%
Cost of sales                       60.6%      63.5%          64.2%            6.2%          9.4%
Amortization of cost in excess
  of net assets acquired             1.3%       1.3%           1.2%           (0.1)%         0.2%
Selling and administrative
  expenses                          13.9%      13.6%          12.1%           (0.4)%        (4.2)%
Employee stock ownership
  plan expense                       0.4%       0.0%           0.3%         (100.00)%      100.0%
Gross operating margin              23.9%      21.6%          22.2%           (8.2)%        11.3%
Interest expense                    26.5%      27.9%          25.7%            6.7%         (0.1)%
Amortization of debt issuance
  costs                              0.6%       0.6%           0.6%            6.5%          2.2%
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting principle
  changes                           (2.9)%     (6.2)%          5.0%         (114.6)%       188.3%
Provision (benefit) for income taxes 1.3%      (0.6)%          2.4%         (148.2)%       541.8%
Income (loss) before extraordinary
  item and cumulative effect of
  accounting principle changes      (4.2)%     (5.6)%          2.6%         (35.4)%        150.4%
Extraordinary loss, net
  of income tax benefit              0.0%      (0.9)%          0.0%        (100.0)%        100.0%
Cumulative effect of accounting
  principle changes                  0.0%     (32.3)%          0.0%        (100.0)%        100.0%
Net income (loss)                   (4.2)%    (38.8)%          2.6%        (846.3)%        107.2%

RESULTS OF OPERATIONS
- ---------------------

NET SALES - The Company's net sales increased 8.2% from $198.9 million for fiscal 1994, to $215.2 million for fiscal 1995. Warehousing sales increased 6.3% from $181.1 million for fiscal 1994 to $192.5 million for fiscal 1995, primarily due to a 5.0% increase in storage revenue and an 8.3% increase in handling revenue. The increase in storage revenue resulted from an increase in storage volume of 5.0%. The increase in storage volume is due primarily to the increased storage of vegetables, which is attributable to a strong vegetable harvest in the Midwest in calendar 1994.

The increase in handling revenue resulted primarily from an 11.7% increase in volume of product handled. For fiscal 1994, 17.9 billion pounds of product were handled by the Company compared with
20.0 billion pounds in fiscal 1995. While handling volume increased 11.7%, handling revenue increased only 8.3% due to decreased special services revenue (classified by the Company as handling revenue), changes in product mix and other factors.

Nonwarehousing sales increased 27.5% from $17.8 million for fiscal 1994 to $22.7 million in fiscal 1995, due primarily to increased sales from ATS.

Net sales for fiscal 1994 were 1.4% higher than fiscal 1993. The slight increase in warehousing sales was primarily the result of an increase in handling revenue which was offset by a decrease in storage revenue due to the reduction in certain frozen vegetable stock, attributable primarily to the flooding in the Midwestern United States in 1993. Nonwarehousing sales in fiscal 1994 increased primarily as a result of an increase in quarry sales, again due in part to the flooding, as the demand for quarry products increased.

COST OF SALES - Cost of sales increased $11.9 million or 9.4% from $126.3 million for fiscal 1994 to $138.1 million for fiscal 1995. Approximately $5.2 million of the increase was due to increased volume at ATS, which requires corresponding increases in transportation capacity purchased from carriers. The Company's transportation management services business is in the development stage and experienced losses of approximately $.8 million in fiscal 1995. Management expects the business to break even in fiscal 1996. Another $3.5 million of the increase in cost of sales was primarily attributable to increased warehouse payroll expense resulting from the increase in handling volume at the Company's facilities.

Cost of sales as a percentage of net sales increased from 63.5% in fiscal 1994 to 64.2% in fiscal 1995, as handling and ATS sales, which have high variable cost requirements, increased from 39.2% of total sales in fiscal 1994 to 41.2% in fiscal 1995.

Management has observed over the past several years a gradual shift in its warehousing business mix to reflect an increasing percentage of lower-margin handling revenue. However, management has not been able to determine the extent to which this shift has been due to the increased emphasis by customers on inventory turns, or due to dislocations caused by severe crop losses in the 1993 Midwest flooding. While management expects the underlying trend toward lower margins to continue due to the planned growth of the refrigerated transportation management business, the Company believes that such activity is likely to also include related increases in higher-margin storage business and a long-term increase in earnings due to higher volumes in all lines of business.

Cost of sales for fiscal 1994 was 6.2% higher than fiscal 1993 as a result of the increased handling volume at the Company's facilities, including the quarry.

SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses for fiscal 1994 were $27.1 million, as compared to $26.0 million for fiscal 1995, a decrease of 4.2%. The reduction primarily reflects a decrease of approximately $0.5 million in professional fees. The Company was able to reduce selling and administrative expenses in an environment of increasing sales due to an intensive program to reduce and restructure administrative activities.

Selling and administrative expenses for fiscal 1994 were $27.1 million, a decrease of 0.4% from fiscal 1993. The decrease primarily reflects a decrease in administrative payroll and related fringe benefits.

INTEREST EXPENSE - Interest expense decreased from $55.4 million for fiscal 1994 to $55.3 million for fiscal 1995, as a result of slightly lower average borrowings during the fiscal year.

Interest expense increased from $51.9 million for fiscal 1993 to $55.4 million for fiscal 1994, resulting from both the $26.25 million net increase in the principal amount of first mortgage bonds outstanding, and from the new mortgage payable on the Burley, Idaho warehouse facility.

GAIN ON INSURANCE SETTLEMENT - This one-time gain reflects the gain on insurance settlement of approximately $17.0 million related to the Company's settlement with its insurance carriers of its first party claims for business interruption losses, property damage and out-of-pocket expenses incurred with respect to the Kansas City fire.

INCOME - The Company's loss before income taxes, extraordinary item and cumulative effect of accounting changes for fiscal 1994 was $12.2 million, compared to income of $10.8 million in fiscal 1995. The increase in income reported in the more recent period is primarily the result of the insurance settlement referred to above.

The Company's loss before income taxes, extraordinary items and cumulative effects of accounting changes for fiscal 1993 was $5.7 million compared to a loss of $12.2 million for fiscal 1994. The principal reasons for the increased loss includes the increased interest expense and increased cost of sales, discussed above.

EXTRAORDINARY LOSS - During the first quarter of fiscal 1994, the Company completed a debt refinancing transaction related to the first mortgage bonds which resulted in an extraordinary loss to the Company, net of taxes, of approximately $1.8 million due to the write-off of unamortized issuance costs.

INFLATION - The Company's operations have not been, nor are they expected to be, materially affected by inflation or changing prices.

NEW ACCOUNTING STANDARDS - Effective March 1, 1993, the Company implemented Financial Accounting Standards Board Statement of Financial Accounting Standard No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", and Statement No. 109, "Accounting for Income Taxes." As a result of the implementation of these accounting standards, the Company's fiscal 1994 earnings were reduced by approximately $64.2 million.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

LIQUIDITY

OPERATING CASH FLOW - The Company relies primarily upon cash generated by operations to service debt and fund capital expenditures. Net cash flow from operating activities as reported in the Company's consolidated financial statements decreased from $18.5 million for fiscal 1994 to $12.7 million for fiscal 1995.
The decrease is due primarily to an increase in trade receivables, resulting from increased sales and changes in the timing of certain cash collections, and from changes in the timing of the payment of interest and certain other items. Cash and cash equivalents increased from $3.9 million at the end of fiscal 1994 to $33.2 million at the end of fiscal 1995 due primarily to the receipt of the insurance proceeds relating to the Kansas City fire.

The Company's working capital position at fiscal 1995 year-end was a negative $14.9 million. This position compares to a negative $7.5 million at fiscal 1994 year-end. The decrease in working capital was due primarily to an increase in accrued expenses and a decrease in other receivables. The increase in accrued expenses is a result of timing of certain payments, and the decrease in other receivables is due to the receipt of the insurance proceeds.

SHORT-TERM CAPITAL RESOURCES - The commitment level at February 28, 1995 under the existing credit agreement ("Existing Credit Agreement") with the Company's principal bank (the "Bank") was $27.5 million, with a maximum of $20.0 million available for cash borrowing. The maximum amount of letters of credit permitted to be outstanding under the Existing Credit Agreement is $10.0 million. Any amount by which letters of credit outstanding exceed $7.5 million under the Existing Credit Agreement reduces the available cash borrowings by a like amount. In addition, the amount available for cash borrowings is subject to further limitation by the amount of eligible accounts receivable outstanding. Based upon letters of credit outstanding and eligible accounts receivable as of February 28, 1995, the Company had an available cash borrowing capacity of $16.3 million, of which no amount was borrowed. The Company had approximately $7.3 million of outstanding letters of credit, principally related to leasing and workers' compensation requirements.

DEBT SERVICE REQUIREMENTS - Payments due on long-term debt in the first half of fiscal 1996 included an interest payment of $10.1 million paid on March 1, 1995 with respect to the first mortgage bonds, and a sinking fund payment of $28.75 million and an interest payment of $6.3 million due on May 1, 1995 with respect to the Company's 11% Senior Subordinated Debentures due 1997 (the "Old Subordinated Debentures"). As a result, the Company's estimated cash requirements for debt service in the first quarter of fiscal
1996 were approximately $45 million. The Company had available cash to make the March 1, 1995 interest payment on the first mortgage bonds and had cash and available borrowings under the Existing Credit Agreement to make the principal and interest payments with respect to the Old Subordinated Debentures on May 1, 1995. However, if the Company had made the required May 1, 1995 principal and interest payments on the Old Subordinated Debentures from available cash and borrowings under the Existing Credit
Agreement, the Company believes that such payments would have created a default at the next measurement date (May 31, 1995) under the pro forma debt service covenant (as defined) contained in the

Old Investment Agreement, and a default under the Existing Credit Agreement relating to an out-of-debt requirement as of June 30, 1995. Under such circumstances, the Institutional Investor and the Bank could declare the principal of and accrued but unpaid interest on all the first mortgage bonds and borrowings under the Existing Credit Agreement to be immediately due and payable. Upon such a declaration, such principal and interest and a premium thereon would be classified as a current liability. The Company therefore proposed the Plan to alleviate the Company's anticipated liquidity shortfall and to avoid defaulting under its various debt agreements.

The Plan provides, among other things, that:

     (i) each holder of the Company's Old Subordinated Debentures will receive, for each $1,000 principal amount of Old Subordinated Debentures, $1,000 of the Company's 15% Senior Subordinated Debentures due 2007 (the "New Subordinated Debentures"), and an amount in cash equal to 100% of the accrued but unpaid interest on the Old Subordinated Debentures up to but excluding the effective date of the Plan;

     (ii) the legal, equitable and contractual rights of each holder of the Company's 11.45% First Mortgage Bonds, Series A due 2002 (the "Series A Bonds"), and the Company's 11 1/2% First Mortgage Bonds, Series B due 2005 (the "Series B Bonds") (collectively, the "First Mortgage Bonds"), under the Amended and Restated Indenture, dated as of March 9, 1993, will be left unaltered; and

     (iii) the Old Investment Agreement between the Company and the Institutional Investor will be superseded by the Second Amended and Restated Investment Agreement (the "New Investment Agreement"), which will contain certain financial and operating covenants that in some cases are less restrictive than those contained in the Old Investment Agreement, and pursuant to which (x) the Company will redeem $10.0 million in principal amount of the Company's Series A Bonds held by the Institutional Investor for an amount equal to 100% of the principal amount thereof, and (y) the Company will have the right, under certain circumstances, to redeem prior to scheduled maturity additional Series A Bonds without payment of any prepayment premium. The Company will also pay an agreement modification fee of $2.25 million to the Institutional Investor.

The Plan also provides that all pre-petition claims of the Company's secured lenders, trade creditors and employees will be paid in full.

In addition, the Company has negotiated an amended credit agreement (the "New Credit Agreement") with its Bank. The New Credit

Agreement will become effective upon the confirmation and effectiveness of the Plan. The New Credit Agreement will provide an aggregate availability of $27.5 million, which may be used for any combination of letters of credit (up to $10.0 million) and revolving cash borrowings, subject to borrowing base limitations. The borrowing base for both cash borrowings and letter of credit amounts will equal 85% of eligible accounts receivable, plus 70% of the value of all real property mortgaged to the Bank, up to a maximum of $27.5 million. The New Credit Agreement will be secured by the Company's trade receivables and mortgages on certain of the Company's warehouse properties. Borrowings under the New Credit Agreement will mature on February 28, 1999. The New Credit Agreement eliminates the 30-day resting period (during which there may be no outstanding borrowings) for fiscal 1996 and requires only one such period for fiscal 1997. Two such periods will be required during fiscal 1998 and fiscal 1999. The New Credit Agreement also is expected to contain amendments of certain financial covenants contained in the existing credit agreement in light of the restructuring.

The Company believes the Plan will mitigate the Company's near-term financial vulnerability and increase the likelihood that the Company will realize the benefits of additional capital expenditures and its anticipated expansion of its refrigerated transportation management business. After the Plan, the Company's present level of cash flow from operations and escrowed funds is expected to be sufficient to cover all interest payments and planned capital expenditures for fiscal 1996. After the reorganization, however, the Company will remain highly leveraged and will continue to be subject to substantial principal and interest obligations with respect to its indebtedness.

Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) for fiscal 1993, 1994 and 1995 totaled $68.2 million, $65.9 million and $71.6 million, respectively. Interest expense, net of amortization of original issue discount, totaled $50.9 million, $54.2 million and $54.0 million, respectively.

CAPITAL RESOURCES - Expenditures, including capital leases, for property, plant and equipment for fiscal years 1993, 1994 and 1995 totaled $17.7 million, $11.0 million and $14.3 million, respectively. Fiscal 1995 capital expenditures included approximately $6.7 million for the expansion of the Burley, Idaho, facility and the Tomah, Wisconsin facility. The balance of the fiscal 1995 capital expenditures included approximately $1.5 million in revenue enhancement or cost reduction expenditures, and approximately $4.8 million for routine replacements or betterments. The Company also acquired $1.1 million of assets under capital leases and $0.2 million under operating leases.

Budgeted fiscal 1996 capital needs total approximately $35.4 million, including approximately $25.6 million for property development, expansions or acquisition. A portion, related primarily to material handling equipment, is expected to be leased on an operating or capital lease basis. The funding for the approximately $25.6 million of property expansions will principally come from the funds held in escrow pursuant to the Bond Indenture or from outside borrowings. As of February 28, 1995, the Company had approximately $20.7 million in escrowed funds reserved for capital expenditures. The Company continues to examine opportunities for expansion of its locations and services. Any escrowed funds not expended by March 1996 must be used to redeem First Mortgage Bonds. The Company's capital expenditures are substantially discretionary.

The Company has made a proposal to the trustee under the indenture relating to the First Mortgage Bonds to substitute approximately $4.8 million in cash as collateral for the property damaged in the Kansas City fire, although no agreement has been reached for such substitution. The Company has not reclassified any cash balance for the possible payment.

The Company, as part of its Kansas City, Kansas location, operates a limestone quarry. Subject to the completion of certain remaining due diligence items, the Company expects to dispose of this business during the first half of fiscal 1996. Net proceeds of the sale must, in accordance with the Company's existing debt agreements, be reinvested in warehouse properties or used to satisfy, in part, the mortgage obligation on the property.

Item 8.  Financial Statements and Supplementary Data

The Company's consolidated financial statements as of the last day of February 1994 and 1995 and related information listed below, are set forth on pages 51 through 77-D of this report.


                         TITLE                    PAGE
                       ---------                  ----

Independent Auditors' Report                      50

Consolidated Balance Sheets as of the last day
  of February 1994 and 1995                       52

Consolidated Statements of Operations for years
  ended the last day of February 1993, 1994 and
  1995                                            54

Consolidated Statements of Common Stockholders'
  Deficit for years ended the last day
  of February 1993, 1994 and 1995                 55

Consolidated Statements of Cash Flows for years
  ended the last day of February 1993, 1994 and
  1995                                            56

Notes to Consolidated Financial Statements as
  of the last day of February 1994 and 1995       59



Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     None.


                            PART III


Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of Americold as of May 1, 1995 are as follows:

        NAME          AGE             TITLE
        ----          ---             -----

Ronald H. Dykehouse    53     Chairman of the Board, President,
                                Chief Executive Officer and
                                Director

Joel M. Smith          51     Senior Vice President, Chief
                                Financial Officer and Director

John P. LeNeveu        48     Senior Vice President,
                                Operations and Sales

F. Stanley Sena        46     Senior Vice President,
                                Administration and Technical
                                Services

J. Roy Coxe            54     Senior Vice President,
                               Logistics

Ronald A. Nickerson    58     Vice President, Operations

Lon V. Leneve          38     Vice President, Treasurer
                               and Secretary

Frank Edelstein        69     Director

George E. Matelich     38     Director

James C. Pigott        58     Director

William A. Marquard    74     Director

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

     J. ROY COXE was named Senior Vice President, Logistics, of Americold in December 1993. From 1991 to 1993, he was a management consultant with A. T. Kearney, Inc., an international management consulting company. Mr. Coxe was a vice president of Drake Sheahan Stewart Dougall and successors, a logistics and transportation consulting firm, from 1983 to 1991.

     RONALD A. NICKERSON has been Vice President, Operations since 1990. From 1987 to 1990, Mr. Nickerson was Vice President,
Operations, Eastern Region, of the Company.

     LON V. LENEVE was named Vice President in September 1992, has been Treasurer of Americold since July 1988 and was appointed
Secretary of the Company in February 1995.  Mr. Leneve joined
Americold in 1982 and was Controller from 1984 to 1988.

     FRANK EDELSTEIN was elected a director of the Company in 1986. He is currently a consultant to Kelso and Vice President of Gordon+Morris Group, Inc., an investment banking firm. Mr.
Edelstein joined Kelso in 1987 and held the position of Vice
President at Kelso until 1992. Mr. Edelstein is also a director of Ceradyne, Inc., IHOP Corporation and Arkansas Best Corporation.

     GEORGE E. MATELICH has been a director of the Company since
December 1986. Mr. Matelich joined Kelso in 1985 as an Associate, served as a Vice President of Kelso from 1986 to 1990 and is currently a Managing Director of Kelso.

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

For their services on the Board of Directors of the Company, Messrs. Pigott, Marquard and Edelstein are paid $16,000 per year.
Mr. Pigott receives $1,000 per year as Chairman of the Company's
Audit Committee. Messrs. Pigott, Marquard and Edelstein also receive $600 per meeting attended. Directors who are also officers of the Company and Mr. Matelich do not receive additional compensation as directors of the Company. Directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings.

The Compensation Committee for fiscal 1995 consisted of Mr.
Matelich, Mr. Marquard and Mr. Pigott. The Audit Committee for fiscal 1995 consisted of Mr. Matelich, Mr. Edelstein and Mr.
Pigott.

On December 23, 1992, Kelso and its chief executive officer, without admitting or denying the findings contained therein, consented to an administrative order in respect of a Securities and Exchange Commission (the "Commission") inquiry relating to the 1990 acquisition of a portfolio company by a Kelso affiliate. The order found that Kelso's tender offer filing in connection with the acquisition did not comply fully with the Commission's tender offer reporting requirements, and required Kelso and the chief executive officer to comply with these requirements in the future.

STOCKHOLDERS' AGREEMENT
- -----------------------

The Company's Bylaws provide for one to twelve directors. The Board of Directors of the Company currently consists of six directors. Certain of the Company's shareholders have agreed, pursuant to the stockholders' agreement dated as of December 24, 1986, as amended (the "Stockholders' Agreement"), that two directors shall be designated by Kelso. The Stockholders' Agreement also provides for two directors who are not affiliates of Kelso, the Management Group or the Co-Investors, as defined in the Stockholders' Agreement. In addition, one director may be designated by Northwestern Mutual Life Insurance Company. Mr. Edelstein and Mr. Matelich have been designated by Kelso. Pursuant to the Stockholders' Agreement, Mr. Pigott and Mr. Marquard are deemed not to be affiliates of Kelso, the Management Group or the Co-Investors. Northwestern Mutual Life Insurance Company has not designated a director since May 1991. The Stockholders' Agreement also provides that prior to the occurrence of an initial public offering of at least 25% of the outstanding shares of common stock of the Company pursuant to an effective registration statement under the Securities Act, sales of shares of common stock by a member of the Management Group are subject to a right of first refusal granted to the Company and, in certain events, the non-management shareholders who are parties to the Stockholders' Agreement.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE
- --------------------------

The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company as of the last day of February 1995 for services in all capacities to the Company for the years ended the last day of February 1993, 1994 and 1995.

                                                                                              Long-Term
                                          Annual Compensation                                Compensation Awards
                           -------------------------------------------------------           -------------------
                                                                          Other                   Option/
    Name and                                                              Annual                   SARs
Principal Position          Year        Salary        Bonus<F1>        Compensation<F2>             No.
- --------------------        ----        ------        --------        ------------                 -----
Ronald H. Dykehouse         1995       $300,000       $   -           $    -                  $      -
  Chairman & CEO            1994        300,000        68,608              -                         -
                            1993        300,000        65,276              -                         -

Joel M. Smith               1995        159,120          -                 -                         -
  Sr. Vice President        1994        159,120        29,920              -                         -
  and CFO                   1993        159,120        27,946          44,009                        -

John P. LeNeveu             1995        159,120           -               -                          -
  Sr. Vice President,       1994        159,120        29,920             -                       30,000
  Operations & Sales        1993        159,120        27,946          27,208                        -

F. Stanley Sena             1995        150,320           -               -                          -
  Sr. Vice President,       1994        140,712        26,459             -                          -
  Administration &          1993        140,712        24,713          43,774                        -
    Technical Services

J. Roy Coxe<F3>             1995        150,000        55,500             -                          -
  Sr. Vice President,       1994         30,192        23,250             -                       30,000
    Logistics
_______________

<F1>        Awards for fiscal 1995 have not been finalized.  For
Mr. Coxe, the award in fiscal 1995 represents a bonus paid under an employment agreement.

<F2>        Consists of the cost of relocation, the value of
automobiles, payments made on behalf of the individuals to a bank which made loans to facilitate acquisition of the Company's stock by each individual, and other miscellaneous fringe benefits. For fiscal years 1994 and 1995, the amounts did not exceed the lesser of $50,000 or 10% of the named executive officer's annual salary and bonus. For fiscal 1993, the value of such benefits was as follows: Mr. Smith, bank loan $40,291, other $3,718; Mr. LeNeveu, relocation $25,999, other $1,209; and Mr. Sena, bank loan $41,910 and other $1,864.

<F3>        Mr. Coxe's employment commenced December 20, 1993.

/TABLE

AGGREGATED OPTION TABLE
- -----------------------

The following table sets forth information as to the options held by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company through the end of fiscal 1995.

                                                              Number of
                                                             Unexercised
                                                              Options at             Value of
                                                               Fiscal              Unexercised
                             Shares                           Year-End              Options at
                           Acquired on        Value          Exercisable/            Fiscal
Name                         Exercise        Realized       Unexercisable           Year-End
- ----                       ------------      --------       -------------          ----------
Ronald H. Dykehouse        0                 $  0           80,000/20,000             0

Joel M. Smith              0                    0              8,278/0                0

John P. LeNeveu            0                    0           6,000/24,000              0

F. Stanley Sena            0                    0              8,279/0                0

J. Roy Coxe                0                    0           6,000/24,000              0

BENEFIT PLAN AND ARRANGEMENTS
- -----------------------------

MANAGEMENT INCENTIVE PLAN - The Company has a Management Incentive
Plan (the "MIP Plan") to provide additional compensation to participants, including executive officers, upon the achievement of certain financial objectives of the Company and individual personal objectives of the Participants. The MIP Plan was replaced by the Stock Incentive Plan beginning with fiscal 1992, as described below, and reinstated by the Board of Directors on June 16, 1994, effective as of March 1, 1994. The MIP Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee") and is applicable to management employees of Americold and, at the option of the President of the Company, other employees of Americold. The financial objective award is 50% of the total award and is based on attainment of actual operating results as compared to financial targets. The financial objectives were established and approved by the Company based upon the annual business plan. The personal objective award is 50% of the total award and is based on attainment of both quantifiable and nonquantifiable goals established at the beginning of the MIP Plan year. Incentive compensation earned under the MIP Plan is computed as soon as possible after the close of the Company's fiscal year and payment is generally made within 60 days after the end of the fiscal year unless a deferred payment election has been filed with the Company in accordance with the terms of the Plan.

The Board of Directors authorized a separate $500,000 cash bonus award for both fiscal 1993 and 1994 payable under a format similar to the MIP Plan structure, which was paid in July 1994. Incentive compensation earned by the Company's executive officers for the fiscal year ended the last day of February 1993 and 1994 is included in the above Summary Compensation Table.

Awards for fiscal 1995 have not been finalized.

STOCK INCENTIVE PLAN - On June 16, 1994, effective as of February 28, 1994, the Board of Directors authorized the suspension of the Company's Stock Incentive Plan (the "SIP Plan"), which was a long-term incentive plan intended to provide additional financial incentives to key employees, including executive officers of the Company. The award issued for fiscal 1992 under the SIP Plan prior to its suspension has been paid pursuant to the Plan provisions.
No other awards were issued under the SIP Plan. The SIP Plan, which was authorized by the Board or Directors on September 19, 1991, was intended to replace the MIP Plan for the four-year period commencing March 1, 1991 and ending on February 28, 1995. However, due to the significant effects of the fire at the Company`s Kansas City, Kansas facility on the results of operations beginning in the second year of this four-year period, the Board reinstated the former MIP Plan, as described above, effective March 1, 1994.

Distribution of awards earned under the SIP Plan were deferred until the end of the four-year period (February 28, 1995), although annual awards were achievable during each of the three fiscal years during which the SIP Plan was in effect.

The total amount of shares awarded under the SIP Plan prior to its suspension on February 28, 1994 was 106,123 shares. All of such awards were based upon the fiscal 1992 financial performance.
Shares allocable to the individuals named in the Summary
Compensation Table are as follows:  Mr. Dykehouse, 16,659;
Mr. Smith, 7,164; Mr. LeNeveu, 4,502; Mr. Sena, 6,335; and
Mr. Coxe, 0.

All awards are intended to be made in common stock of the Company. Participants may elect, however, for a limited period after the end of the Plan, to receive cash in lieu of the stock awarded, if they have not elected to defer receipt of their award. Participants electing to receive cash will receive the cash bonus that they would have been awarded during the same award period (fiscal 1992) under the MIP Plan, plus interest on such amounts.

The total amount of stock awarded under the SIP Plan was determined by the difference between the actual financial results in each year and the targeted financial results for such year. Each partici-pant's share of the total stock awarded under the SIP Plan is based upon the individual's proportionate interest in the total cash bonus that would have been awarded to all participants under the MIP Plan. A maximum of 500,000 shares of common stock was available for issue under the Plan. The Plan generally requires that a participant must be employed at the end of the four-year period (March 1, 1995) in order for the participant's awards to vest. In April 1995, all awards under the plan were paid. All participants elected to receive cash in lieu of stock in the amounts previously disclosed plus interest.

RETIREMENT PLAN - Americold has a noncontributory defined benefit retirement plan for salaried employees, including executive officers (the "Retirement Plan"). The Retirement Plan provides retirement benefits based on credited years of service and average monthly compensation for the highest five calendar years of the final 15 calendar years of employment or, if higher, the highest 60 consecutive months in the last 120 months of employment. A participant's retirement benefits vest after the participant has completed at least five years of Vesting Service.

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

Estimated years of credited service to date under the Retirement Plan for the individuals named in the Summary Compensation Table are as follows: Mr. Dykehouse, 4 years; Mr. Smith, 16 years; Mr. LeNeveu, 3 years; Mr. Sena, 25 years; and Mr. Coxe, 1 year. Estimated years of credited service at normal retirement date (age
65) under the Retirement Plan for the individuals named in the Summary Compensation Table are as follows: Mr. Dykehouse, 16 years; Mr. Smith, 26 years; Mr. LeNeveu, 20 years; Mr. Sena, 45 years; and Mr. Coxe, 12 years.

                              Years of Service
                    -------------------------------------------
Average Annualized
  Compensation         20        30         40            50
- ----------------    --------   --------   --------     --------

    $100,000        $ 30,000   $ 45,000   $ 60,000    $  75,000
     125,000          37,500     56,250     75,000       93,744
     150,000          45,000     67,500     90,000      112,500
     175,000          45,000     67,500     90,000      112,500
     200,000          45,000     67,500     90,000      112,500
     300,000          45,000     67,500     90,000      112,500

In addition to the above, certain individuals named in the Summary Compensation Table are entitled to a benefit calculated by using additional years of service credited under supplements to the Retirement Plan. Years of credited service under the supplements for the individuals named in the Summary Compensation Table as of the last day of February 1995 are as follows: Mr. Dykehouse, 0 years; Mr. Smith, 5 years; Mr. LeNeveu, 0 years; Mr. Sena, 0 years; and Mr. Coxe, 0 years. The annual amount to be received at normal retirement date pursuant to the supplements is estimated to be as follows: Mr. Dykehouse, $0 per annum; Mr. Smith, $5,906 per annum; Mr. LeNeveu, $0 per annum; Mr. Sena, $0 per annum; and Mr. Coxe, $0 per annum.

A participant's retirement benefits (excluding any incremental benefit earned under any supplement) under the Retirement Plan plus 50% of Social Security benefits may not exceed 60% of his compensation at retirement after 40 years of service, subject to maximum dollar limitations. See Note 8 of Notes to Consolidated Financial Statements.

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

No ESOP contribution was declared for fiscal 1994 and no ESOP contribution has been declared for fiscal 1995.


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

If the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares of the Company or other securities of the Company, by reason of any merger, consolidation, recapitalization, reclassification, stock split-up, stock dividend or combination of shares, the Compensation Committee shall make an appropriate and equitable adjustment in the number and kind of shares as to which the unexercised portion of the option shall be exercisable, to the extent that after such event the optionee's right to a proportionate interest in the Company shall be maintained as if the option had already been exercised and the option shares were subject to such change or exchange. Such adjustment shall be made without change in the total price applicable to the unexercised portion of the option and with a corresponding adjustment in the exercise price per option share.
Any such adjustment made by the Compensation Committee shall be final and binding upon the Company, the optionee and all other interested persons.

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

Information with regard to the grant of options as of the last day of February 1995 under the Plan follows:

Number of         Option       Number        Expiration
 Options          Price      Exercisable       Date
- ----------        -------    -----------     ----------

    93,795        $10.00        93,795       May 1998
   100,000        $18.95        80,000       June 2000
    30,000        $21.88         6,000       May 2003
    30,000        $20.40         6,000       December 2003

No options were exercised during fiscal 1995. See Note 9 of Notes to Consolidated Financial Statements.

OTHER ARRANGEMENTS - The Company entered into a two-year employment agreement with Mr. Dykehouse on May 14, 1990. Pursuant to the terms of the agreement, Mr. Dykehouse agreed to serve as the Chief Executive Officer of the Company. Further, Mr. Dykehouse agreed not to compete with the Company for a 12-month period following termination of his employment unless such termination is "without cause," as defined in the employment agreement. Although the agreement has not been extended, certain provisions survive the expiration of the initial term of the agreement. If before June
26, 1995, Mr. Dykehouse's employment is terminated "without cause," the Company has the right to purchase any shares of common stock acquired pursuant to the exercise of any options granted on June
26, 1990 at the fair market value of the shares, as determined in accordance with the Stockholders' Agreement. If before June 26,
1995, Mr. Dykehouse's employment is terminated voluntarily or "for cause," the Company has the right to purchase any such shares at the price paid by Mr. Dykehouse, plus interest. The agreement also provided that Mr. Dykehouse would participate in the Americold
Management Incentive Plan, subsequently replaced by the Stock
Incentive Plan.  Pursuant to an Agreement of Assumption dated June
26, 1990, Mr. Dykehouse has agreed to be bound by the Stockholders'
Agreement.

The Company entered into a three-year employment agreement with Mr. Coxe on December 6, 1993. Mr. Coxe agreed to serve as the Senior Vice President, Logistics, of the Company. Further, Mr. Coxe has agreed not to compete with the Company for a 12-month period following termination of his employment unless such termination is "without cause," as defined in the employment agreement. The agreement provides, among other conditions, that if during the term of the employment agreement Mr. Coxe's employment is terminated "without cause," the Company will pay him a lump sum amount equal to one year's base compensation, or the balance of the salary, plus bonus, provided for through the then remaining term of the agreement, whichever is greater, plus any employee benefits accrued to the date of termination. The Company is not required to make any such payment if the termination is "for cause," as defined.
The employment agreement provides that Mr. Coxe will participate in any incentive plan otherwise offered to members of senior management. According to the provisions of his employment agreement, Mr. Coxe was awarded a minimum bonus of $55,500 with respect to fiscal 1995 on March 1, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information regarding the beneficial ownership of common stock as of May 1, 1995 by (i) each person known by the Company to own more than five percent of its common stock, (ii) each director of the Company, (iii) each named executive officer, (iv) all directors and officers as a group and
(v) the Management Group:

                                                                      Percent of
                                                  Number of           Outstanding
Name and Address                                   Shares               Shares
- ----------------                                  ---------           -----------

KIA III-Americold, Inc., L.P.<F1>                 2,000,000             41.1%
  ("KIA III")
c/o Kelso & Company
350 Park Avenue, 21st Floor
New York, NY  10017

Kelso Investment Associates II, L.P.<F1>            500,000             10.3%
  ("KIA II")
c/o Kelso & Company
350 Park Avenue, 21st Floor
New York, NY  10017

Kelso Equity Partners, L.P.<F1>                      70,000              1.4%
  ("Kelso Equity")
c/o Kelso & Company
350 Park Avenue, 21st Floor
New York, NY  10017

Joseph S. Schuchert<F2>                           2,593,600            53.3%
350 Park Avenue, 21st Floor
New York, NY  10017

Frank T. Nickell<F2>                              2,593,600            53.3%
350 Park Avenue, 21st Floor
New York, NY  10017

George E. Matelich<F2>                            2,593,600            53.3%
350 Park Avenue, 21st Floor
New York, NY  10017

Thomas R. Wall, IV<F2>                            2,593,600            53.3%
350 Park Avenue, 21st Floor
New York, NY  10017

The Northwestern Mutual Life
   Insurance Company<F1>                            500,000            10.3%
720 East Wisconsin Avenue
Milwaukee, WI  53202

New York Life Insurance Company<F1>                 330,000             6.8%
51 Madison Avenue
New York, NY  10010

New York Life Insurance and
   Annuity Corporation<F1>                          250,000             5.1%
51 Madison Avenue
New York, NY  10010

Ronald H. Dykehouse<F1><F3>                         117,900             2.4%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

Joel M. Smith<F1><F3>                                38,278             0.8%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

John P. LeNeveu <F3>                                 14,000             0.3%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

F. Stanley Sena <F1><F3>                             38,279             0.8%
7007 S. W. Cardinal Lane, Suite 135
Portland, Or  97224

J. Roy Coxe <F3>                                      6,000             0.1%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

Frank Edelstein                                        --                --
The Gordon+Morris Group, Suite 1400
620 Newport Center Drive
Newport Beach, CA  92660

James C. Pigott                                        --                --
1405 - 42nd Avenue East
Seattle, WA  98112

William A. Marquard                                    --                --
Eaglestone Farm
2199 Maysville Road
Carlisle, KY  40311

All directors and officers as
   a group (11 persons)<F2><F3>                     284,095             5.8%
Management Group (30) persons<F1><F3>               557,556            11.5%

___________________

<F1>   These persons are party to the Stockholders' Agreement which controls the voting by these shareholders for directors of the Company. See Part II, Item 10, "Directors and Executive Officers of the Registrant".

<F2>   Messrs. Schuchert, Nickell, Matelich and Wall may be deemed to share beneficial ownership of shares owned of record by KIA III, KIA II, Kelso Equity and Kelso & Company (Kelso & Company owns 23,600 shares) by virtue of their status as the general partners of Kelso Partners III, L.P. (the general partner of KIA III), Kelso Partners II, L.P. (the general partner of KIA II), and Kelso Equity and the controlling stockholders and officers of Kelso & Company. Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting powers with respect to securities owned by the foregoing entities. Messrs. Schuchert, Nickell, Matelich and Wall disclaim beneficial ownership of such securities (other than the 23,600 shares owned by Kelso & Company).

<F3>Includes the following numbers of shares of common stock that may be acquired within 60 days after May 1, 1995 through the exercise of stock options granted pursuant to the Company's Option
Plan:

100,000 shares for Mr. Dykehouse; 8,278 shares for Mr. Smith;
12,000 shares for Mr. LeNeveu; 8,279 shares for Mr. Sena; 6,000 shares for Mr. Coxe; 145,595 for all directors and officers as a group; and 207,656 shares for the Management Group.


The shareholders of the Company listed above hold approximately 83% of the voting power of the Company's common stock and are able to elect all of the members of the Board of Directors and thereby control the Company.


Item 13.  Certain Relationships and Related Transactions

There are no reportable transactions or relationships.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  The following documents are filed as part of this report.

1.   FINANCIAL STATEMENTS                                   PAGE
     --------------------                                   ----

          Reference is made to Part II, Item 8
          for the listing of the required financial
          statements filed with this report                  24

2.   FINANCIAL STATEMENT SCHEDULES
     -----------------------------

          Schedule II - Valuation and Qualifying
          Accounts for years ended the last day of
          February 1993, 1994 and 1995                       77-A



     All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Company's consolidated financial statements as of the last day of February 1994 and 1995 or notes thereto.

     3.   EXHIBITS
          --------
          (2) Plan of Reorganizaton, dated April 14, 1995

          (3) Articles of Incorporation and Bylaws

              (i) Second Restated Articles of Incorporation, as amended (filed as Exhibit (3)(i) to the Form 10-Q, dated October 11, 1989, for the quarter ended August 31, 1989, and incorporated herein by reference)

              (ii)    Restated Bylaws, as amended, through March
                      26, 1991

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

              (xxvii) Nonstatutory Stock Option Agreement dated
                      December 17, 1993 between the Company and J.
                      Roy Coxe.

          (11) Statement regarding computation of per share earnings

          (21)        Subsidiaries of the Registrant

          (23)        Consent of KPMG Peat Marwick LLP


(b)  Reports on Form 8-K

     Subsequent to the end of the fiscal year, the following were filed:

     1. A Current Report on Form 8-K, dated April 14, 1995, was filed disclosing the distribution of a confidential disclosure statement to certain of its debtholders describing the Company's plan for restructuring certain of its outstanding indebtedness. The disclosure statement solicited acceptance of a proposed prepackaged plan of reorganization under Chapter 11 of the U. S. Bankruptcy Code as a means of implementing the restructuring.

     2. A Current Report on Form 8-K, dated May 9, 1995, was filed announcing that the Company's restructuring plan had received approval from both classes of debtholders entitled to vote on the plan and that the Company had filed the plan as approved as a prepackaged plan of reorganization under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon on May 9, 1995.

                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   AMERICOLD CORPORATION
                                   May 26, 1995

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

/s/ Ronald H. Dykehouse
- -------------------------------         May 24, 1994
Ronald H. Dykehouse, Director

/s/ Joel M. Smith
- -------------------------------         May 24, 1994
Joel M. Smith, Director

/s/ Frank Edelstein
- -------------------------------         May 24, 1994
Frank Edelstein, Director

/s/ George E. Matelich
- -------------------------------         May 24, 1994
George E. Matelich, Director

/s/ James C. Pigott
- -------------------------------         May 24, 1994
James C. Pigott, Director

- -------------------------------         May 24, 1994
William A. Marquard, Director

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report covering the Company's last fiscal year or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders. The Company does not solicit proxies.

KPMG Peat Marwick LLP                Telephone 503 221 6500
     Suite 2000                      Telefax 503 796 7650
     1211 South West Fifth Avenue
     Portland, OR 97204

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders

Americold Corporation:

We have audited the consolidated financial statements of Americold Corporation as listed in the accompanying index (see item 8). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index (see item 14). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americold Corporation as of the last day of February 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended the last day of February 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Americold Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 106,

"Employers' Accounting for Postretirement Benefits Other Than
Pensions" during the year ended the last day of February 1994.

Member Firm of Klynveld Peat Marwick Goerdeler

KPMG Peat Marwick LLP

The Board of Directors and Stockholders
Americold Corporation
Page 2

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's available cash and cash flow from operating activities will not be sufficient to allow the Company to meet its current debt service obligations and remain in compliance with its debt agreement covenants, which raise substantial doubt about its ability to continue as a going concern. As discussed in
Note 16, the Company did not make a scheduled debt payment on May 1, 1995 and filed a pre-packaged petition under Chapter 11 of the United States Bankruptcy Code on May 9, 1995. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                   /s/ KPMG Peat Marwick LLP



Portland, Oregon
May 12, 1995


                      AMERICOLD CORPORATION

                   Consolidated Balance Sheets

               Last day of February 1994 and 1995

                (In Thousands, Except Share Data)



                         ASSETS                                   1994        1995
                         ------                                   ----        ----
Current assets:
     Cash and cash equivalents (notes 15 and 16)               $  3,892    $  33,163
     Trade receivables, less allowance for doubtful accounts
       of $298 and $313, respectively (note 7)                   16,702       20,510
     Other receivables, less allowance for doubtful accounts
       of $4,100 and $-0-, respectively (note 14)                 8,351        2,105
     Prepaid expenses                                             3,972        5,240
     Tax refund receivable                                        1,291          279
     Other current assets                                           628          695
                                                                -------     --------

            Total current assets                                 34,836       61,992

Net property, plant and equipment (notes 2, 4 and 7)            375,772      367,248
Cost in excess of net assets acquired, less accumulated
  amortization of $17,230 and $19,765, respectively              82,563       80,028
Debt issuance costs, less accumulated amortization of
  $5,540 and $6,803, respectively (notes 7 and 12)                9,371        8,953
Other noncurrent assets (note 3)                                 26,161       26,374










                                                                -------     --------

            Total assets                                      $ 528,703    $ 544,595
                                                               ========     ========

See accompanying notes to consolidated financial statements.



         LIABILITIES, PREFERRED STOCK AND
          COMMON STOCKHOLDERS' DEFICIT                           1994         1995
         --------------------------------                        ----         ----
Current liabilities:
   Accounts payable                                           $  5,450     $  6,741
   Accrued interest                                             17,334       17,683
   Accrued expenses (note 5)                                     7,512       11,345
   Deferred revenue                                              4,772        5,914
   Current maturities of long-term debt (notes 7 and 16)         2,281       31,315
   Other current liabilities (notes 4 and 6)                     4,944        3,912
                                                                ------      -------
          Total current liabilities                             42,293       76,910

Long-term debt, less current maturities (notes 7 and 16)       467,337      442,912
Deferred income taxes (note 11)                                104,558      106,098
Other noncurrent liabilities (notes 4 and 8)                    11,744       10,633
                                                                ------      -------

          Total liabilities                                    625,932      636,553
                                                               -------      -------

Preferred stock, Series A, $100 par value.  Authorized
   1,000,000 shares; issued and outstanding 49,672
   and 52,936 shares, respectively (note 10)                     5,348        5,789
                                                                ------      -------

Common stockholders' deficit (notes 7, 8 and 9):
   Common stock, $.01 par value.  Authorized
      10,000,000 shares; issued and
      outstanding 4,863,999 and 4,860,934
      shares, respectively                                          49           49
   Additional paid-in capital                                   49,082       49,022
   Retained deficit                                           (151,653)    (146,775)
   Adjustment for minimum pension liability                        (55)         (43)
                                                                ------      -------

          Total common stockholders' deficit                  (102,577)     (97,747)

Commitments and contingencies (notes 4, 7, 8 and 16)           -------      --------

          Total liabilities, preferred stock and
            common stockholders' deficit                      $528,703      $544,595
                                                               =======       =======

                      AMERICOLD CORPORATION

              Consolidated Statements of Operations

      Years ended last day of February 1993, 1994 and 1995

              (In Thousands, Except Per Share Data)


                                                            1993          1994          1995
                                                            ----          ----          ----
Net sales                                                 $196,130      $198,887      $215,207
                                                           -------       -------       -------
Operating expenses:
   Cost of sales                                           118,846       126,273       138,132
   Amortization of cost in excess
      of net assets acquired                                 2,533         2,531         2,535
   Selling and administrative expenses                      27,192        27,090        25,955
   Employee stock ownership plan
      expense (notes 8 and 10)                                 750             -           750
                                                           -------       -------       -------

          Total operating expenses                         149,321       155,894       167,372
                                                           -------       -------       -------

          Gross operating margin                            46,809        42,993        47,835
                                                           -------       -------       -------
Other income (expense):
   Interest income                                             323           757         1,870
   Interest expense                                        (51,943)      (55,403)      (55,344)
   Amortization of debt issuance costs                      (1,173)       (1,249)       (1,276)
   Gain on insurance settlement (note 14)                        -             -        16,953
   Other, net                                                  289           680           753
                                                           -------       -------       -------

          Total other expense                              (52,504)      (55,215)      (37,044)
                                                           -------       -------       -------
          Income (loss) before income taxes,
            extraordinary item and cumulative
            effect of accounting principle changes          (5,695)      (12,222)       10,791

Provision (benefit) for income taxes (note 11)               2,455        (1,183)        5,227
                                                           -------       -------       -------
          Income (loss) before extraordinary
            item and cumulative effect of
            accounting principle changes                    (8,150)      (11,039)        5,564

Extraordinary item, net of income tax benefit
   of $1,192 (note 12)                                           -        (1,848)            -

Cumulative effect on prior years of accounting
  principle changes for:
     Income taxes (note 11)                                      -       (61,833)            -
     Postretirement benefits other
       than pensions, net of income tax
       benefit of $1,490 (note 8)                                -        (2,401)            -
                                                           -------       -------       -------


          Net income (loss)                               $ (8,150)     $(77,121)  $   5,564
                                                           =======       =======       =======
Income (loss) per share:
   Income (loss) before extraordinary item and
     cumulative effect of accounting
     principle changes                                    $  (1.80)     $  (2.39)    $    1.00
   Extraordinary item                                            -          (.38)            -
   Cumulative effect of accounting principle changes:
       Income taxes                                              -        (12.74)            -
       Postretirement benefits other than pensions               -          (.49)            -
                                                           -------       -------       -------

          Net income (loss) per common share              $  (1.80)     $ (16.00)     $   1.00
                                                           =======       =======       =======

Weighted average number of shares outstanding                4,839         4,855         4,864
                                                           =======       =======       =======



See accompanying notes to consolidated financial statements.



                      AMERICOLD CORPORATION

     Consolidated Statements of Common Stockholders' Deficit

      Years ended last day of February 1993, 1994 and 1995

                (In Thousands, Except Share Data)


                                                                                  Adjustment
                                                                                     for
                                                         Additional                minimum     Total common
                                                 Common  paid-in        Retained   pension     stockholders'
                                                 stock   capital        deficit    liability   deficit
                                                 ------  ----------     --------   ----------  -------------

Balance last day of February 1992                  $48     $48,332     $ (65,237)     $(25)     $ (16,882)

Purchase of common stock (1,910 shares)              -         (19)            -         -            (19)
Issuance of common stock (17,476 shares)             1         449             -         -            450
14.25% preferred stock dividend                      -           -          (183)        -           (183)
Undeclared cumulative preferred stock dividend       -           -          (387)        -           (387)
Adjustment for minimum pension liability             -           -             -        (4)            (4)
Net loss                                             -           -        (8,150)        -         (8,150)
                                                    --      ------       -------       ---        -------

Balance last day of February 1993                   49      48,762       (73,957)      (29)       (25,175)

Issuance of common stock (13,333 shares)             -         320             -         -            320
13.25% preferred stock dividend                      -           -          (194)        -           (194)
Undeclared cumulative preferred stock dividend       -           -          (381)        -           (381)
Adjustment for minimum pension liability             -           -             -       (26)           (26)
Net loss                                             -           -       (77,121)        -        (77,121)
                                                    --      ------       -------       ---        -------

Balance last day of February 1994                   49      49,082      (151,653)      (55)      (102,577)

Purchase of common stock (3,065 shares)              -        (60)             -         -            (60)
11.5% preferred stock dividend                       -          -           (190)        -           (190)
Undeclared cumulative preferred stock dividend       -          -           (496)        -           (496)
Adjustment for minimum pension liability             -          -              -        12             12
Net income                                           -          -          5,564         -          5,564
                                                    --      ------       -------       ---        -------

Balance last day of February 1995                  $49     $49,022     $(146,775)     $(43)      $(97,747)
                                                    ==      ======      ========       ===        =======


See accompanying notes to consolidated financial statements.



                      AMERICOLD CORPORATION

              Consolidated Statements of Cash Flows

      Years ended last day of February 1993, 1994 and 1995

                         (In Thousands)


                                                           1993           1994          1995
                                                           ----           ----          ----
Cash flows from operating activities:
   Net income (loss)                                   $  (8,150)     $  (77,121)     $  5,564
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depreciation                                      17,725          19,938        20,140
        Amortization of cost in excess
          of net assets acquired                           2,533           2,531         2,535
        Amortization of debt issuance costs                1,173           1,249         1,276
        Amortization of original issue discount            1,068           1,205         1,369
        (Gain) loss on sale of assets                        (63)              8          (286)
        Gain on insurance settlement                           -               -       (16,953)
        Gain on termination of capital lease                   -            (514)            -
        Other amortization                                   373             408           302
        Employee stock ownership plan expense                450             320             -
        Cumulative effect of accounting
          principle changes                                    -          64,234             -
        Write-off of unamortized issuance costs                -           3,040             -
        Change in assets and liabilities:
            Receivables                                    1,963            (336)       (6,952)
            Prepaid expenses                              (1,569)         (1,067)       (1,268)
            Tax refund receivable                         (1,384)             93         1,012
            Other current assets                             (42)            165           (67)
            Accounts payable                                  24            (890)        1,291
            Accrued interest                                (161)          7,166           349
            Accrued expenses                                (311)           (458)        3,833
            Deferred revenue                                (479)           (443)        1,142
            Other current liabilities                        989             906        (1,032)
            Deferred income taxes                          1,533          (1,375)        1,540
            Other noncurrent liabilities                   2,028            (583)       (1,111)
                                                         -------          ------       -------
               Net cash provided by
                 operating activities                     17,700          18,476        12,684
                                                         -------          ------       -------

                                                      (Continued)

                      AMERICOLD CORPORATION

        Consolidated Statements of Cash Flows, Continued

                         (In Thousands)


                                                           1993           1994          1995
                                                           ----           ----          ----
Cash flows from investing activities:
   Proceeds from sale of assets                        $      16      $       26      $  1,105
   Expenditures for property, plant and equipment         (7,661)         (8,925)      (13,203)
   Purchase of long-term investment                            -          (1,000)         (447)
   Proceeds from insurance policies                            -               -        26,343
   Expenditures for logistics software                         -               -        (1,650)
   Other items, net                                       (1,098)           (994)          287
                                                         -------          ------       -------

          Net cash provided (used) by
            investing activities                          (8,743)        (10,893)       12,435
                                                         -------          ------       -------

Cash flows from financing activities:
   Net repayments under credit agreement                 (15,417)         (8,583)            -
   Principal payments under capital lease
      and other debt obligations                          (2,457)         (2,496)       (2,087)
   Proceeds from mortgage                                      -               -        13,475
   Payoff of note                                              -               -        (9,044)
   Net proceeds, excluding escrow
      amounts, from financing lien                         3,950               -             -
   Net proceeds, excluding escrow
      amounts, from sale of mortgage bonds                     -         150,000             -
   Retirement of mortgage bonds                                -        (150,000)            -
   Release of escrow funds                                 7,000           5,809         2,714
   Debt issuance costs                                      (905)           (870)         (846)
   Purchase of treasury stock                                (19)              -           (60)
                                                         -------          ------       -------
          Net cash provided (used) by
            financing activities                          (7,848)         (6,140)        4,152
                                                         -------          ------       -------
          Net increase in cash and cash
            equivalents                                    1,109           1,443        29,271

Cash and cash equivalents at beginning of year             1,340           2,449         3,892
                                                         -------          ------       -------

Cash and cash equivalents at end of year                $  2,449         $ 3,892      $ 33,163
                                                         =======          ======       =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest,
      net of amounts capitalized                        $ 51,036         $47,031      $ 53,626
   Cash paid during the year for income taxes              2,415             491         2,675

                                                     (Continued)


                      AMERICOLD CORPORATION

        Consolidated Statements of Cash Flows, Continued

                         (In Thousands)


                                                           1993           1994          1995
                                                           ----           ----          ----
Supplemental schedule of noncash investing and
  financing activities:
      Capital lease obligations incurred
        to lease new equipment                         $   1,217      $      954      $  1,120
      Warehouse facility purchased by
        long-term debt                                    10,000               -             -
      Net book value of assets included
        in other receivables                               1,008           3,623             -
      Financing lease proceeds placed in escrow           12,050               -             -
      Bond proceeds placed in escrow,
        net of debt issuance costs of $3,966                   -          22,284             -
      Sale proceeds placed in escrow                           -               -         1,483


See accompanying notes to consolidated financial statements.



AMERICOLD CORPORATION
Notes to Consolidated Financial Statements
Last day of February 1994 and 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:

(a)  BUSINESS DESCRIPTION

Americold Corporation (the Company) operates a nationwide network of 51 owned or leased refrigerated warehouse facilities in 15 states. The Company has a wholly-owned warehousing subsidiary, Americold Services Corporation.

In addition, the Company operates certain businesses in selected locations which are unrelated to the basic public refrigerated warehousing business; these include a limestone quarry and a transportation broker service. These businesses are not significant to the Company as a whole and are not required to be reported as separate industry segments.

(b)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Americold Corporation and its wholly-owned subsidiary. All significant intercompany transactions, profits, and balances have been eliminated.

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

Maintenance and repairs are expensed in the year incurred; major renewals and betterments of equipment and refrigerated facilities are capitalized and depreciated over the remaining life of the
asset.                                            (Continued)

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

(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

(g)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

The Company's transportation management services revenues are primarily derived from freight services. Revenues are recognized upon delivery of freight.

(i)  INCOME (LOSS) PER SHARE

Income (loss) per common share is computed by dividing net income
(loss), less preferred dividend requirements, by the weighted average number of common shares outstanding.

(j)  MAJOR CUSTOMERS

Consolidated net sales to H.J. Heinz Co. and subsidiaries amounted to approximately $26.6 million, $35.8 million and $45.5 million in the years ended the last day of February 1993, 1994 and 1995, respectively. For the year ended the last day of February 1993, consolidated net sales to ConAgra, Inc. and subsidiaries amounted to approximately $21.3 million. No other customers accounted for 10% or more of consolidated sales.


(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

(k)  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments with a maturity of three months or less when purchased to be cash equivalents. There were cash equivalents of $-0- and $25.2 million as of the last day of February 1994 and 1995, respectively.

(2)  NET PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following (in thousands):
                                                  Last day
                                                 of February
                                                 -----------
                                              1994         1995
                                              ----         ----
Land                                        $ 31,476     $ 31,087
Refrigerated facilities, buildings
  and land improvements                      426,275      433,667
Machinery and equipment                       56,702       59,300
                                             -------      -------
                                             514,453      524,054

Less accumulated depreciation                138,681      156,806
                                             -------      -------
     Net property, plant and equipment      $375,772     $367,248
                                             =======      =======
(3)  OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (in thousands):

                                                  Last day
                                                 of February
                                                 -----------
                                              1994         1995
                                              ----         ----
Restricted funds held by
  trustee (note 7)                          $ 21,899     $ 20,669
Real estate owned, less
  allowance for loss of $43
  and $-0-, respectively                         440          300
Security deposits                                424          393
Other                                          3,398        5,012
                                             -------      -------
                                            $ 26,161     $ 26,374
                                             =======      =======

(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

(4)  LEASES

Assets under capital leases are included in net property, plant and equipment and consist of the following (in thousands):

                                                  Last day
                                                 of February
                                                 -----------
                                              1994         1995
                                              ----         ----
Land, refrigerated facilities,
  buildings and land improvements           $  7,140     $  7,140
Machinery and equipment                        4,255        4,249
                                             -------      -------
                                              11,395       11,389

Less accumulated depreciation                  3,540        3,575
                                             -------      -------
                                            $  7,855     $  7,814
                                             =======      =======

Future minimum lease payments under noncancelable leases for years ending after the last day of February 1995 are as follows
(in thousands):

Year ending the last                   Capital     Operating
day of February                        leases      leases
- --------------------                   -------     ---------
      1996                             $1,826       $ 7,962
      1997                              1,548         6,798
      1998                              3,773         5,472
      1999                                522         4,626
      2000                                402         2,974
      Thereafter                        1,808         5,006
                                       ------        ------
          Total minimum
            lease payments              9,879       $32,838
                                                     ======
      Less amounts representing
        interest                        2,424
                                       ------
           Present value of net
             minimum lease
             payments                  $7,455
                                        =====

Included in expenses for the years ended the last day of February 1993, 1994 and 1995 are approximately $8.7 million, $9.1 million and $9.5 million, respectively, of rental expense net of sublease rentals for operating leases.

(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

(5)  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                  Last day
                                                 of February
                                                 -----------
                                              1994         1995
                                              ----         ----

Accrued payroll                             $1,498       $ 4,226
Accrued vacation pay                         2,345         2,504
Accrued taxes                                  837         1,043
Accrued employee stock ownership plan
  contribution                                   -           750
Other                                        2,832         2,822
                                             -----        ------

     Total accrued expenses                 $7,512       $11,345
                                             =====        ======


(6)  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                                  Last day
                                                 of February
                                                 -----------
                                              1994         1995
                                              ----         ----

Workers' compensation                       $2,527       $1,227
Other                                        2,417        2,685
                                             -----        -----

                                            $4,944       $3,912
                                             =====        =====



(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

(7)  LONG-TERM DEBT

Long-term debt consists of the following (in thousands) (see note
16):

                                                  Last day
                                                 of February
                                                 -----------
                                              1994         1995
                                              ----         ----

Capital lease obligations (9.6% and
  9.5% weighted average interest rate,
  respectively)                             $  7,591     $  7,455
Senior subordinated debentures -
  11% fixed, due May 1, 1997 with
  mandatory sinking fund payments of
  $28,750 on May 1, 1995 and 1996            111,212      112,581
First mortgage bonds, Series A -
  11.45% fixed, due June 30, 2002,
  interest payments only to January 1,
  1999 with principal amortization
  commencing July 1, 1999                    150,000      150,000
First mortgage bonds, Series B -
  11.5% fixed, due March 1, 2005,
  interest payments only to September 1,
  2003 with a mandatory sinking fund
  payment of $88,125 on March 1, 2004        176,250      176,250
Mortgage notes payable - various
  interest rates ranging from 9.0% to
  13.6% requiring monthly principal and
  interest payments with maturities
  ranging from 2004 to 2017                   24,565       27,941
                                             -------      -------

      Total long-term debt                   469,618      474,227

Less current maturities of
  long-term debt                               2,281       31,315
                                             -------      -------
Total long-term debt, less current
  maturities                                $467,337     $442,912
                                             =======      =======

On July 2, 1987, the Company sold $300 million in first mortgage bonds. On March 9, 1993, the Company sold $176.25 million of the Company's 11.5% First Mortgage Bonds, Series B, due March 1, 2005. The Company used $150 million of the proceeds from the sale of the Series B bonds to purchase at par $150 million of outstanding first mortgage bonds. The remaining $150 million of such First Mortgage Bonds have been redesignated Series A First Mortgage Bonds (together with the Series B First Mortgage Bonds, the "First Mortgage Bonds"). The remaining net proceeds of approximately $22.3 million were placed in escrow with the Mortgage Bond Trustee (note 3). The bonds are secured by mortgages or deeds of trust on 31 of the Company's facilities.


(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

On February 3, 1993, the Company entered into a bank credit agreement with its principal bank. The bank credit agreement is secured by the Company's trade receivables. The bank credit agreement has an aggregate availability of $27.5 million consisting of $20 million maximum cash borrowings and $10 million of letter of credit funding. Any amount by which the letter of credit borrowings exceed $7.5 million reduces the available cash borrowing amount under the agreement by a like amount. Availability for cash borrowings is limited by a defined borrowing base advance formula established on the basis of reviews of trade receivables. The unused and available amount under the bank credit agreement was $16.3 million, of which no amount was borrowed as of the last day of February 1995. There were $7.3 million of letters of credit outstanding as of the last day of February 1995.

The senior subordinated debentures are presented as of the last day of February 1994 and 1995 net of the original issue discount of approximately $9.4 million and accumulated accretion of approximately $5.6 million and $7.0 million, respectively.

The Company entered into an investment agreement in connection with the issuance of the First Mortgage Bonds which, like the bank credit agreement, requires the Company to meet certain affirmative and restrictive covenants. Significant restrictive items include, among others, limitations on additional indebtedness, liens, dividends, capital expenditures, asset dispositions, lease commitments and investments. Also, certain "pro-forma debt service" ratios, net worth levels and senior debt to net worth ratios must be maintained.

As of the last day of February 1995, aggregate annual maturities of long-term debt are as follows (in thousands):

Year ended the last
  day of February
- -------------------

       1996                              $ 31,315
       1997                                 2,634
       1998                                 5,169
       1999                                 2,374
       2000                                 2,583

(8)  EMPLOYEE BENEFIT PLANS

(a)  DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans which cover substantially all employees other than union employees covered by union pension plans under collective bargaining agreements. Benefits under these plans are based on years of credited service and compensation during the years preceding retirement or on years of credited service and established monthly benefit levels.


(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

Pension expense for all plans, including plans jointly administered by industry and union representatives totaled $1.5 million, $1.4 million and $1.4 million for years ended the last day of February 1993, 1994 and 1995, respectively. Actuarial valuations for defined benefit plans are performed as of the end of the plan year. The most recent actuarial valuations are as of the last day of February 1995.

The funded status of the Company's defined benefit pension plans and the accrued pension expense amounts recognized in the Company's consolidated financial statements, within other noncurrent liabilities, as of the last day of February 1994 and 1995 are as follows (in thousands):


                                             Last day of                     Last day of
                                            February 1994                   February 1995
                                        ------------------------     --------------------------
                                        Plans with   Plans with      Plans with    Plans with
                                        assets in    accumulated     assets in     accumulated
                                        excess of    benefits in     excess of     benefits in
                                        accumulated  excess of       accumulated   excess of
                                        benefits     assets          benefits      assets
                                        -----------  -----------     -----------   ------------
Actuarial present value of benefit
  obligations:
     Accumulated benefit obligations:
     Vested benefits                     $24,482      $120           $18,025       $6,000
     Nonvested benefits                      460         -               150          286
                                          ------       ---            ------        -----
                                          24,942       120            18,175        6,286
                                          ------       ---            ------        -----
     Effect of assumed future
       compensation increases              2,892         -             2,616            -
                                          ------       ---            ------        -----
        Projected benefit obligations
          for services rendered to date   27,834       120            20,791        6,286

Plan assets at fair value                 25,257        57            18,489        5,636
                                          ------       ---            ------        -----
        Projected benefit obligations in
          excess of (less than) plan
          assets                           2,577        63             2,302          650

Unrecognized prior service cost             (335)       (3)             (153)         (50)
Unrecognized net gain (loss) from past
  experience different from that assumed
  and effects of changes in assumptions    2,132       (55)            1,915          212
                                          ------       ---            ------        -----
        Accrued pension liability        $ 4,374      $  5           $ 4,064       $  812
                                          ======       ===            ======        =====

(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

Net periodic pension expense for the years ended the last day of February 1993, 1994 and 1995 includes the following components
(in thousands):

                                      Last day of February
                                --------------------------------
                                   1993        1994       1995
                                   ----        ----       ----

Service cost - benefits
  earned during the period       $ 1,005     $ 1,013     $ 1,107
Interest cost on projected
  benefit obligation               1,984       2,094       2,121
Actual return on plan assets      (2,097)     (2,202)     (2,554)
Net amortization and deferral       (214)       (233)       (143)
                                  ------      ------      ------
      Net periodic
        pension expense          $   678     $   672     $   531
                                  ======      ======      ======

Actuarial assumptions used for determining pension expenses were:


                                      Last day of February
                                --------------------------------
                                   1993        1994       1995
                                   ----        ----       ----

Discount rate for
  interest cost                    9.0%        8.0%        8.5%
Rate of increase in
  future compensation levels       5.0         4.0         4.0
Expected long-term rate
  of return on plan assets         9.5         10.5       10.5

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

(c)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

The total of accumulated postretirement benefit obligation
(APBO), which is an unfunded obligation, is as follows:

                         March 1,    February 28,    February 28,
                           1993          1994            1995
                         --------    ------------    ------------
Retirees                  $2,538        $2,339          $2,314
Active employees           1,353         1,573           1,511
                           -----         -----           -----
      Total APBO          $3,891        $3,912          $3,825
                           =====         =====           =====

The components of net periodic postretirement expense for the year ended the last day of February are as follows (in thousands):
                                           1994    1995
                                           ----    ----
Service cost benefits earned in period     $ 90    $104
Interest cost on APBO                       329     313
Amortization of unamortized prior
  service cost                                -     (22)
                                            ---     ---
                                           $419    $395
                                            ===     ===

The discount rate used to determine the APBO and net periodic expense as of March 1, 1993 was 9%, as of February 28, 1994 was 8.5%, and as of February 28, 1995 was 9%.

For fiscal 1995, an 11.75% increase in the medical cost trend rate was assumed. This rate decreases incrementally to 6% after nine years. A 1% increase in the medical trend rate would increase the APBO by $.1 million and increase the net periodic
expense by a negligible amount.                   (Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

(9)  COMMON STOCKHOLDERS' EQUITY

The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the compensation committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

Information with regard to the plan as of the last day of February 1995 follows:

Number of Shares    Price    Exercisable    Expires
- ----------------    -----    -----------    -------

     93,795         $10.00      93,795      May 1998
    100,000          18.95      80,000      June 2000
     30,000          21.88       6,000      May 2003
     30,000          20.40       6,000      December 2003

No options had been exercised as of the last day of February
1995.

The Company had reserved 500,000 shares of common stock for issuance under a Stock Incentive Plan effective March 1, 1991. Under the terms of the plan, officers and key management employees can receive either common stock or cash in specified amounts depending upon the financial performance of the Company measured over a four-year period ending February 28, 1995. As of the last day of February 1995, no shares had been issued. Since inception of the plan, the Board has approved a total award of approximately 106,000 shares. Total expense accrued under this plan was approximately $1 million with no expense accrued for each of the years ended the last day of February 1993 and 1994. The Board suspended the plan effective February 28, 1994, and the Company issued shares previously awarded and paid cash for the specified amounts in March 1995.

(10)  PREFERRED STOCK

The Company contributes shares of its Series A, variable rate, cumulative preferred stock to the Americold Employee Stock Ownership Plan (ESOP). The preferred stock is redeemable by participants of the plan (note 8). As of the last day of February 1994 and 1995, dividends not declared on the Company's cumulative preferred stock total approximately $381 and $496,
respectively.       (Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

(11)  INCOME TAXES

Prior to 1994, the Company provided for income taxes under APB
11. Effective March 1, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (Statement 109) which required a change in the method of providing for income taxes. As permitted under Statement 109, the Company elected to recognize this change in accounting principle on the immediate recognition basis. The cumulative effects as of March 1, 1993 of adopting Statement 109 were an increase in net fixed assets of approximately $31.2 million (the amount of a previous write-down of assets under APB No. 16 as a result of the purchase of the Company in December 1986, net of subsequent depreciation), an increase in deferred income taxes of $93 million, and a one-time, non-cash charge of approximately $61.8 million in fiscal 1994.
Application of Statement 109 has reduced earnings before cumulative effect of accounting principle change by approximately $1.7 million and $2.0 million as a result of increased depreciation for the years ended the last day of February 1994 and 1995, respectively.

The provision (benefit) for income taxes consists of the following (in thousands):

                    1993        1994       1995
                    ----        ----       ----
Federal:
   Current        $  275     $   500      $2,867
   Deferred        1,649      (1,557)      1,494
                   -----      ------       -----
                   1,924      (1,057)      4,361
                   -----      ------       -----
State:
   Current           647          68         820
   Deferred         (116)       (194)         46
                   -----      ------       -----
                  $2,455     $(1,183)     $5,227
                   =====      ======       =====


(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

Following is a reconciliation of the difference between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):

                                   1993          1994       1995
                                   ----          ----       ----
Computed income tax expense
  (benefit) at federal
  statutory rate                 $(1,936)     $(4,278)     $3,777
State and local income taxes,
  net of federal income
  tax benefits                       351         (418)        563
Adjustment to deferred tax
  assets and liabilities for
  changes in enacted rates             -        2,627           _
Amortization of cost in excess
  of net assets acquired             861          886         887
Financial statement
  depreciation not
  deductible for income
  tax purposes                     3,429            -           -
Other, net                          (250)           -           -
                                   -----       ------       -----
      Provision (benefit) for
        income taxes              $2,455      $(1,183)     $5,227
                                   =====       ======       =====

Deferred income taxes for 1994 and 1995 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with Statement 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

(Continued)

AMERICOLD CORPORATION
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of February 28, 1994 and 1995 are as follows (in thousands):

                                       1994         1995
                                       ----         ----
Deferred tax liabilities:
  Property, plant and equipment,
    due to differences in
    depreciation and prior
    accounting treatment            $(113,372)    $(113,457)
  Other, net                           (1,481)         (400)
                                     --------      --------
       Total deferred
         tax liabilities             (114,853)     (113,857)
                                     --------      --------
Deferred tax assets:
  Receivables, due to allowance
    for doubtful accounts                 388           123
  Employee compensation and
    other benefits                      2,382         1,742
  Capital leases, net                   2,019         1,936
  Postretirement benefits other
    than pensions, due to accrual
    for financial reporting
    purposes                            1,535         1,500
  Net operating loss carryforwards      3,585             -
  Alternative minimum tax
    credit carryforwards                1,289         3,122
  Other, net                              417           656
                                     --------      --------
       Total deferred tax assets       11,615         9,079
                                     --------      --------
       Net deferred tax liability
         before valuation
         allowance                   (103,238)     (104,778)

Deferred tax asset valuation
  allowance                            (1,320)       (1,320)
                                     --------      --------
       Net deferred tax
         liability                  $(104,558)    $(106,098)
                                     ========      ========

The valuation allowance for deferred tax assets as of March 1,
1993 was approximately $1.3 million. The valuation allowance is required to reduce the amount of deferred tax assets to an amount
which will more likely than not be realized.      (Continued)

                      AMERICOLD CORPORATION
           Notes to Consolidated Financial Statements

The Omnibus Budget Reconciliation Act of 1993 resulted in a federal tax rate increase from 34% to 35% effective January 1, 1993. The tax rate increase resulted in additional income tax expense for the Company of $2.6 million during the year ended the last day of February 1994.

At February 28, 1995, the Company has an alternative minimum tax credit carryforward of approximately $3.1 million available to offset future regular taxes in excess of future alternative minimum taxes.

(12)  EXTRAORDINARY ITEM

In conjunction with the fiscal year 1994 retirement of the $150 million of first mortgage bonds as discussed in Note 7, unamortized issuance costs of approximately $3.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.

(13)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH, TRADE RECEIVABLES, OTHER RECEIVABLES, ACCOUNTS PAYABLE, AND
ACCRUED EXPENSES

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

                                  As of last day of February 1995
                                  -------------------------------
                                                 Estimated fair
                                       Carrying      market
                                       amount        value
                                       --------     ---------
Senior subordinated debentures        $112,581      $ 88,550
First mortgage bonds - Series A        150,000       150,000
First mortgage bonds - Series B        176,250       160,388
Mortgage notes payable                  27,941        27,941


(Continued)

                      AMERICOLD CORPORATION
           Notes to Consolidated Financial Statements

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(14)  GAIN ON INSURANCE SETTLEMENT

Gain on insurance settlement of approximately $17 million relates to the Company's settlement of its first party claims with its insurance carriers for business interruption, property damage and out-of-pocket expenses with respect to the December 1991 fire at the Company's Kansas City, Kansas warehouse facility.

No previous income recognition was determinable until the Company had settled all of the lawsuits and claims related to the fire. The settlement amounts have been used to reduce other receivables recorded as of the last day of February 1994 by $5.7 million.

(15)  CASH AND CASH EQUIVALENTS

The Company has made a proposal to the Trustee under the indenture related to its First Mortgage Bonds to substitute approximately $4.8 million in cash as collateral for the property cost of the Kansas City, Kansas warehouse facility, although no agreement has been reached for such substitution. The Company has not reclassified any cash balance for the possible payment.

(16)  SUBSEQUENT EVENTS

On May 9, 1995, the Company filed a proposed "prepackaged" plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the Plan) in the United States Bankruptcy Court for the District of Oregon (the Court). The principal purpose of the Plan is to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness and to adjust certain restrictive financial covenants and certain other provisions contained in the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and Metropolitan Life Insurance Company. On the filing date, the Plan had received approval from both classes of debtholders entitled to vote.

A hearing is scheduled for June 19, 1995 at which the Court will consider the Company's motion requesting the Court to (1) approve the Company's Disclosure Statement dated April 14, 1995 and the Company's procedure for solicitation of votes to accept or reject the Plan, and (2) to confirm the Plan.

Pending the outcome of the bankruptcy case, the Company intends to operate its business in the ordinary course, and to pay all pre-petition claims of the Company's secured lenders, trade creditors and employees in full.


(Continued)

                      AMERICOLD CORPORATION
           Notes to Consolidated Financial Statements

The Plan also provides that:

          - Each holder of the Company's 11% Senior Subordinated Debentures due 1997 will receive a corresponding amount of the new 15% Senior Subordinated Debentures due 2007, and an amount in cash equal to the accrued but unpaid interest on the old Senior Subordinated Debentures through but excluding the effective date of the Plan. The new debentures will be immediately callable at par. The Company did not make the mandatory sinking fund payment on the 11% Debentures of approximately $28.75 million due May 1, 1995. The Company is currently out of compliance with certain covenants.

          - The Company's 11.45% First Mortgage Bonds, Series A due 2002 and its 11.5% First Mortgage Bonds, Series B due 2005, will remain unaffected. As part of the Plan, the Company will repurchase $10 million of the Series A Bonds due 2002 at par, will pay a modification fee of $2.25 million to the Metropolitan Life Insurance Company, and has the option to purchase, in whole or in part, additional Series A Bonds at par for a period of 18 months following the effective date.

          - The investment agreement between the Company and Metropolitan Life Insurance Company will be amended, subject to confirmation, to reflect the restructuring and will, in certain cases, contain covenants which are less restrictive than those contained in the existing investment agreement.

The Company's existing bank credit agreement will be extended and modified pending the confirmation of the Plan.

The Company retained a "Financial Advisor" for advice and assistance with respect to the evaluation of available alternatives related to refinancing or other restructuring of the Company's debt and debt repayment obligations, and implementation of its financing strategies, and otherwise to advise and assist the Company with respect to the Plan. Total fees approximating $2.1 million will be paid to the Financial Advisor.
       77                                      SCHEDULE II
                                               -----------

AMERICOLD CORPORATION

Valuation and Qualifying Accounts

Years ended the last day of February 1993, 1994 and 1995

(In Thousands)





                                         Additions
                            Balance at   charged to                 Balance
                            beginning    costs and                  at end
                            of period    expenses     Deductions    of period
                            ----------   ----------   ----------    ---------
Year ended the last day
  of February 1993 -
  Allowance  for
  doubtful accounts -
  other receivables         $    -       $4,100        $    -        $4,100

Year ended the last day
  of February 1994 -
  Allowance for
  doubtful accounts -
  other receivables          4,100            -             -         4,100

Year ended the last day
  of February 1995 -
  Allowance for
  doubtful accounts -
  other receivables          4,100            -         4,100             -

                      AMERICOLD CORPORATION
                            FORM 10-K

                          EXHIBIT INDEX





Exhibit                                                      Page
- --------                                                     ----

(2)            Plan of Reorganization                          79

(3)            Restated Bylaws, as amended                    124

(11)           Statement re Computation of Per Share
               Earnings                                       145

(21)           Subsidiaries of the Registrant                 146

(23)           Consent of KPMG Peat Marwick LLP               147

*(27)               Financial Data Schedule
148