Form 10-Q
period 1995-05-31
AMERICOLD CORP /OR/
filed 1995-07-14
CIK 811119

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1995; or


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

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of June 30, 1995: 4,860,934 shares.


                        AMERICOLD CORPORATION

                            Form 10-Q

                              INDEX
                              -----



                                                          Page
                                                          ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                     3
             Consolidated Statements of Operations           5
             Consolidated Statements of Cash Flows           6
             Notes to Consolidated Financial Statements      7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     11



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings                              18

Item 2.      Changes in Securities                          18

Item 4.      Submission of Matters to a Vote of
             Security Holders                               18

Item 6.      Exhibits and Reports on Form 8-K               19



SIGNATURES                                                  21


EXHIBIT INDEX                                               22

                                       PART I - Financial Information
Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1995 and May 1995
                                      (In thousands, except share data)

                                                                    Last day of             Last day of
                                                                   February 1995             May 1995
                                                                   -------------            -----------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents (note 6)                               $    33,163              $   36,001
  Trade receivables, net (note 7)                                       20,510                  17,794
  Other receivables, net                                                 2,105                   2,845
  Prepaid expenses                                                       5,240                   4,407
  Other current assets                                                     974                     884
                                                                   -----------              ----------
      Total current assets                                              61,992                  61,931

Property, plant and equipment, less accumulated depreciation
  of $156,806 and $161,484, respectively (note 7)                      367,248                 379,319
Cost in excess of net assets acquired, less accumulated
  amortization of $19,765 and $20,398 respectively                      80,028                  79,395
Other noncurrent assets                                                 35,327                  18,075
                                                                   -----------              ----------

      Total assets                                                 $   544,595              $  538,720
                                                                   ===========              ==========



         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $    6,741               $    7,489
  Accrued interest                                                     17,683                   20,187
  Accrued expenses                                                     11,345                    8,896
  Deferred revenue                                                      5,914                    5,388
  Current maturities of long-term debt (note 7)                        31,315                   31,397
  Other current liabilities                                             3,912                    3,791
                                                                   ----------               ----------
      Total current liabilities                                        76,910                   77,148

Long-term debt, less current maturities (note 7)                      442,912                  442,456
Deferred income taxes                                                 106,098                  104,247
Other noncurrent liabilities                                           10,633                   10,329
                                                                   ----------               ----------
      Total liabilities                                               636,553                  634,180
                                                                   ----------               ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 52,936 shares (note 5)                         5,789                    5,976
                                                                   ----------               ----------

Common stockholders' deficit (note 3):
  Common stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 4,860,934 shares             49                       49
  Additional paid-in capital                                           49,022                   49,022
  Retained deficit                                                   (146,775)                (150,464)
  Equity adjustment to recognize minimum pension liability                (43)                     (43)
                                                                   ----------               ----------
      Total common stockholders' deficit                              (97,747)                (101,436)
                                                                   ----------               ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $  544,595               $  538,720
                                                                   ==========               ==========

See accompanying notes to consolidated financial statements.

                                            AMERICOLD CORPORATION

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three months ended last day of May 1994 and 1995
                                    (In thousands, except per share data)

                                        Three months   Three months
                                         ended last     ended last
                                           day of         day of
                                          May 1994       May 1995
                                        ------------   ------------
                                         (Unaudited)    (Unaudited)

Net sales                               $    48,752    $    53,183
                                        -----------     ----------
Operating expenses:
  Cost of sales                              31,932         33,574
  Amortization of cost in excess of
    net assets acquired                         635            633
  Selling and administrative expenses         6,654          6,909
                                        -----------    -----------
      Total operating expenses               39,221         41,116
                                        -----------    -----------
Gross operating margin                        9,531         12,067
                                        -----------    -----------

Other (expense) income:
  Interest expense                          (13,744)       (14,234)
  Reorganization expenses (note 2)                   -      (3,523)
  Other, net                                    154            337
                                        -----------    -----------
      Total other expense                   (13,590)       (17,420)
                                        -----------    -----------

Loss before income taxes                     (4,059)        (5,353)
Benefit for income taxes (note 4)             1,343          1,851
                                        -----------    -----------

Net loss                                $    (2,716)   $    (3,502)
                                        ===========    ===========

Net loss per common share               $     (0.59)   $     (0.76)
                                        ===========    ===========

Weighted average number of shares
 outstanding                                  4,864          4,861
                                        ===========    ===========

See accompanying notes to consolidated financial statements.

                                            AMERICOLD CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Three months ended last day of May 1994 and 1995
                                               (In thousands)

                                                                   Three months             Three months
                                                                    ended last               ended last
                                                                      day of                   day of
                                                                     May 1994                 May 1995
                                                                   -----------              -----------
                                                                   (Unaudited)              (Unaudited)

Cash flows from operating activities:
  Net loss                                                         $    (2,716)             $    (3,502)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Depreciation                                                         5,122                    4,720
    Amortization and other noncash expenses                              1,162                    1,415
    Changes in assets and liabilities                                   (3,867)                   2,750
    Provision for deferred taxes                                        (1,343)                  (1,851)
                                                                   -----------              -----------
      Net cash provided (used) by operating activities                  (1,642)                   3,532
                                                                   -----------              -----------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                       (2,699)                 (16,878)
  Proceeds from insurance policies and other items, net                 23,659                      852
                                                                   -----------              -----------
      Net cash provided (used) by investing activities                  20,960                  (16,026)
                                                                   -----------              -----------

Cash flows from financing activities:
  Principal payments under capitalized
    lease and other debt obligations                                      (401)                    (622)
  Release of escrowed funds                                                  -                   15,954
                                                                   -----------              -----------
      Net cash provided (used) by financing activities                    (401)                  15,332
                                                                   -----------              -----------
      Net increase in cash and cash equivalents                         18,917                    2,838

Cash and cash equivalents at beginning of period                         3,892                   33,163
                                                                   -----------              -----------
Cash and cash equivalents at end of period                         $    22,809              $    36,001
                                                                   ===========              ===========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                     $    17,309              $    11,392
                                                                   ===========              ===========

  Cash paid during the year for income taxes                       $        28              $       324
                                                                   ===========              ===========



See accompanying notes to consolidated financial statements.
                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   PRINCIPLES OF CONSOLIDATION

     The consolidated balance sheet as of the last day of May 1995, the related consolidated statements of operations for the three months ended the last day of May 1994 and May 1995, and the related consolidated statements of cash flows for the three months ended the last day of May 1994 and May 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1995.


2.   PLAN OF REORGANIZATION UNDER CHAPTER 11

     On May 9, 1995, the Company filed a prepackaged plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (the "Court"). The principal purpose of the Plan was to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness and to adjust certain restrictive financial covenants and certain other provisions contained in the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and Metropolitan Life Insurance Company (the "MetLife"). On the filing date, the Plan had been approved by both of the classes of debtholders entitled to vote on the Plan.

     As further explained in note 7, a hearing was held on June 19, 1995 at which time the Court confirmed the Plan. The Company emerged from the Chapter 11 proceedings on June 30, 1995.

     The consolidated financial statements have therefore been prepared on a going concern basis, which contemplates continuity of operation, realization of assets and liquidation of liabilities in the ordinary course of business.

     In November 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, the financial statements for periods including and subsequent to filing a Chapter 11 petition are structured to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. Since the Company was in Chapter 11 proceedings for less than two months, and since the Plan did not differentiate between prepetition and post-petition liabilities and did not include any forgiveness of liabilities, the Company has elected not to follow the presentation proposed by SOP 90-7. The Company has expensed all professional fees and similar types of expenditures incurred through the last day of May 1995 directly relating to the Chapter 11 proceedings as "reorganization expenses." The Company also has not recorded the effects of possible rejections of executory contracts or leases in the financial statements for the first three months of fiscal 1996 (see note
     7).


3.   COMMON STOCKHOLDERS' DEFICIT

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the compensation committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of May
     1995 follows:

     Number of Shares   Exercise  Number of Shares  Expiration
     Subject to Option   Price      Exercisable        Date
     -----------------  --------  ----------------  ----------

         93,795          $10.00         93,795       May 1998
        100,000          $18.95         80,000       June 2000
         30,000          $21.88         12,000       May 2003
         30,000          $20.40          6,000       December 2003

     In addition, the Company had reserved 500,000 shares of common stock for issuance under a Stock Incentive Plan effective
     March 1, 1991.

     Under the terms of the plan, officers and key management employees can receive either common stock or cash in specified amounts depending upon the financial performance of the Company measured over a four-year period ending February 28, 1995. Since inception of the plan, the Board had approved a total award of approximately 106,000 shares. The Board suspended the Stock Incentive Plan effective February 28, 1994. In April 1995, all awards accrued and payable under the plan were paid. All participants elected to receive cash plus interest in lieu of stock.


4.   PROVISION FOR INCOME TAXES

     The provision for income taxes was computed using a tax rate of 39.2%. The tax rate was applied to income or loss before taxes, after adding back amortization of cost in excess of net assets acquired.


5.   LOSS PER COMMON SHARE

     Loss per common share is computed by dividing net loss, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit 11, Statement Re Computation of Per Share Earnings.


6.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes highly liquid investment instruments, with original maturities of three months or less when purchased. There were cash equivalents totaling approximately $25.2 million and $31.9 million as of the last day of February 1995 and May 1995, respectively.

     As of May 31, 1995, the Company was holding approximately $4.8 million in cash which had been tendered to the Trustee under the indenture related to its first mortgage bonds to substitute as cash collateral for the property lost at the Kansas City, Kansas warehouse facility. The Company has not reclassified any cash balance for the payment.


7.   SUBSEQUENT EVENTS

     Subsequent to the end of the fiscal quarter, on June 19, 1995, the Court approved the Company's Disclosure Statement dated April 14, 1995 and the Company's solicitation of votes to accept or reject the Plan, and confirmed the Plan. On June 30, 1995, the Company emerged from the Chapter 11 proceedings in accordance with the Plan, pursuant to which:

     (i) each holder of the Company's 11% Senior Subordinated Debentures due 1997 is entitled to receive a corresponding amount of new 15% Senior Subordinated Debentures due 2007, and an amount in cash equal to the accrued but unpaid interest on the old Senior Subordinated Debentures through June 29, 1995; and

     (ii) the Company repurchased on June 30, 1995 $10 million of its 11.45% Series A First Mortgage Bonds due 2002 at par and paid an agreement modification fee of $2.25 million to the MetLife in connection with amending the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and the MetLife.

     Also subsequent to the end of the fiscal quarter, the Company:

     (a) Amended on June 30, 1995 the existing credit agreement with its primary bank, which provides an aggregate availability of $27.5 million, to be used for any combination of letters of credit (up to $10.0 million) and revolving cash borrowings, subject to borrowing base limitations. The new credit agreement will be secured by the Company's trade receivables and, at the Company's option, mortgages on certain of the Company's warehouse properties.

     (b)  Filed motions to reject certain lease agreements.
          Properties subject to the leases accounted for approximately $11.7 million of sales and a minimal amount of gross operating margin in fiscal 1995. The outcome of the rejections cannot be predicted at this time.

     (c) Transferred on June 30, 1995, the $4.8 million as described in note 6, above, relative to insurance proceeds from Kansas City.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

     INTRODUCTION - During the first quarter of fiscal 1996, the Company solicited acceptance of a prepackaged plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code from certain debtholders as a means of implementing the Company's plan for restructuring a portion of its outstanding indebtedness. On May 8, 1995, the Company received approval from the classes of debtholders entitled to vote on the Plan, and on May 9, 1995, filed the Plan as approved with the United States Bankruptcy Court for the District of Oregon (the "Court"). The Company was debtor-in-possession during the proceedings. Subsequent to the end of the fiscal quarter, on June 19, 1995, the Court approved the Company's Plan, and on June 30, 1995, the Company emerged from the Chapter 11 proceedings. See " - Liquidity and Capital Resources."

     NET SALES - The Company's net sales increased 9.1% from $48.8 million for the first quarter of fiscal 1995 to $53.2 million for the same period in fiscal 1996.

     Americold's net sales for the first three months of fiscal
     1995 and the first three months of fiscal 1996 are detailed in the table below by activity:

                            NET SALES
                      (Dollars in Millions)

               First Three Months  First Three Months
                  Fiscal 1995         Fiscal 1996
                  -----------         -----------       % Change
                Amount      %       Amount      %     1995 to 1996
                ------    ---       ------    ---     ------------

Storage        $ 22.9    46.9%     $ 24.7    46.4%        7.9%
Handling         16.8    34.4%       18.0    33.8%        7.1%
Freezing          1.3     2.7%        1.1     2.1%      (15.4)%
Leasing           1.8     3.7%        1.7     3.2%       (5.6)%
Other             0.9     1.8%        0.7     1.3%      (22.2)%
               ------    -----     ------    -----    -------
Net ware-
  housing
  sales        $ 43.7    89.5%     $ 46.2    86.8%        5.4%
Quarry sales      1.2     2.5%        0.9     1.7%      (25.0)%

Transportation
  management
  services        3.9     8.0%        6.1    11.5%       56.4%
                 ------  -----     ------    -----       -----
Total net
  sales        $ 48.8   100.0%     $ 53.2   100.0%        9.1%
               ======   ======     ======   ======       =====

     Warehousing sales increased 5.4% from $43.7 million for the first three months of fiscal 1995 to $46.2 million for the same period in fiscal 1996, primarily due to a 7.9% increase in storage revenue and a 7.1% increase in handling revenue. The increase in storage revenue resulted from an increase in storage volume of 5.0%, assisted slightly by price increases and other factors. The increase in storage volume is due primarily to the increased storage of vegetables, which is attributable to a strong vegetable harvest in the Midwest in calendar 1994.

     The increase in handling revenue resulted primarily from a 5.1% increase in volume of product handled. For the first three months of fiscal 1995, 4.7 billion pounds of product were handled by the Company compared with 4.9 billion pounds during the same period in fiscal 1996. While handling volume increased 5.1%, handling revenue increased 7.1% due to increased processing and special services revenue (classified by the Company as handling revenue), and changes in product mix.

     Nonwarehousing sales increased 37.3% from $5.1 million for the first three months of fiscal 1995 to $7.0 million in the comparable period in fiscal 1996, due to increased sales from the Americold Transportation Systems ("ATS") unit, which offset the decrease in quarry sales. The development of the Company's transportation management services business is proceeding and the Company believes that growth will continue in its logistics business.


     COST OF SALES - Cost of sales increased a net $1.6 million or 5.1% from $31.9 million for the first three months of fiscal 1995 to $33.6 million for the first three months of fiscal 1996. Increased volume at ATS, which requires corresponding increases in transportation capacity purchased from carriers, resulted in an approximate $2.1 million increase in cost of goods sold, which was offset by a decrease of approximately $0.4 million of depreciation. The Company was able to manage the increase in handling volume at the Company's facilities without any increased warehouse payroll expense.

     Cost of sales as a percentage of net sales decreased from 65.5% in the first three months of fiscal 1995 to 63.1% in the first three months of fiscal 1996, even as handling and ATS sales, which have high variable cost requirements, increased from 42.4% of net sales in the prior period to 45.3% in the more recent period.


     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses for the first three months of fiscal 1995 were $6.7 million, as compared to $6.9 million for the first three months of fiscal 1996, an increase of 3.8%. The increase primarily reflects an increase of approximately $.2 million in salaries and related fringe benefits, partially related to the increase in ATS activity.


     INTEREST EXPENSE - Interest expense increased 3.6% from $13.7 million for the first three months of fiscal 1995 to $14.2 million for the first three months of fiscal 1996 as a result of slightly higher overall borrowings. The increase in borrowings resulted from funds obtained to finance a warehouse expansion in fiscal 1995.


     REORGANIZATION EXPENSES - Reorganization expenses reflects the expenses related to the Chapter 11 proceedings incurred for professional services including investment banking, accounting and legal fees through the first quarter of fiscal 1996. The Company anticipates significant additional expenses to be incurred in the second quarter of fiscal 1996.


     INCOME - The Company's loss before income taxes for the first three months of fiscal 1995 was $4.1 million, compared to $5.4 million in the first three months of fiscal 1996. The increased loss is primarily the result of approximately $3.5 million of reorganization expenses incurred during the period.


     SUBSEQUENT EVENT - Subsequent to the end of the fiscal quarter, on June 19, 1995, the Court approved the Company's Plan, and on June 30, 1995, the Company emerged from the Chapter 11 proceedings. See " - Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     LIQUIDITY
     ---------

     OPERATING CASH FLOW - The Company relies primarily upon cash generated by operations to service debt and fund capital expenditures. Net cash flow from operating activities as reported in the Company's consolidated financial statements improved from a negative $1.6 million for the first three months of fiscal 1995 to $3.5 million for the first three months of fiscal 1996. The increase is due primarily to a decrease in trade receivables, resulting from changes in the timing of certain cash collections, and from the postponement due to the bankruptcy proceeding of the approximately $6.3 million of interest due on May 1, 1995 on the subordinated debentures.

     The Company's working capital position as of the last day of the three-month period ended May 31, 1995 was a negative $15.2 million. This position compares to a negative $14.9 million at fiscal 1995 year end. The decrease is due primarily to timing of certain cash collections and payments.

     SHORT-TERM CAPITAL RESOURCES - The Company did not pursue debtor-in-possession financing while in Chapter 11. The Company's cash position throughout the bankruptcy proceedings was sufficient to finance operations during such period.

     As part of the bankruptcy proceedings, subsequent to the end of the fiscal quarter, on June 30, 1995, the Company amended its credit agreement with the U. S. National Bank of Oregon (the "Bank") (the "New Credit Agreement"). The New Credit Agreement provides an aggregate availability of $27.5 million, which may be used for any combination of letters of credit (up to $10.0 million) and revolving cash borrowings, subject to borrowing base limitations. The borrowing base for both cash borrowings and letter of credit amounts will equal 85% of eligible accounts receivable, plus 70% of the value of all real property mortgaged to the Bank, up to a maximum of $27.5 million. The New Credit Agreement is secured by the Company's trade receivables and, at the Company's option, mortgages on certain of the Company's warehouse properties. The Company has not mortgaged any properties to the Bank under the New Credit Agreement. Borrowings under the New Credit Agreement will mature on February 28, 1999. The New Credit Agreement eliminates the 30-day resting period (during which there may be no outstanding borrowings) for fiscal 1996 and requires only one such period for fiscal 1997. Two such periods will be required during fiscal 1998 and fiscal 1999. The New Credit Agreement also contains amendments of certain financial covenants contained in the existing credit agreement in light of the restructuring.


     DEBT SERVICE REQUIREMENTS - The Company believes that making payments due on long-term debt in the first half of fiscal 1996 would have created a default at the next measurement date (May 31, 1995) under the pro forma debt service covenant (as defined) contained in the Amended and Restated Investment Agreement, dated March 2, 1993 (the "Old Investment Agreement"), between the Company and the MetLife, and a default under the old credit agreement relating to an out-of-debt requirement as of June 30, 1995. The Company therefore proposed the Plan to alleviate the Company's anticipated liquidity shortfall and to avoid defaulting under its various debt agreements.

     The Plan, as approved by the Court on June 19, 1995 and executed on June 30, 1995, provided, among other things, that:

          (i) each holder of the Company's 11% Senior Subordinated Debentures due 1997 is entitled to receive a corresponding amount of the new 15% Senior Subordinated Debentures due 2007, and an amount in cash equal to the accrued but unpaid interest on the old Senior Subordinated Debentures through June 29, 1995. The new 15% Subordinated Debentures were issued subject to an indenture which contained financial and other covenants similar to those contained in the existing indenture for the Company's first mortgage bonds.

          (ii) the legal, equitable and contractual rights of each holder of the Company's 11.45% First Mortgage Bonds, Series A due 2002 (the "Series A Bonds") and 11 1/2% First Mortgage Bonds, Series B due 2005 (the "Series B Bonds") (collectively, the "First Mortgage Bonds"), under the Amended and Restated Indenture, dated as of March 9, 1993, were left unaltered; and

          (iii) the Old Investment Agreement between the Company and the MetLife was superseded by the Second Amended and Restated Investment Agreement (the "New Investment Agreement"), which contains certain financial and operating covenants that in some cases are less restrictive than those contained in the Old Investment Agreement, and pursuant to which (x) the Company redeemed $10.0 million in principal amount of the Company's Series A Bonds held by the MetLife, and (y) the Company has the right, under certain circumstances, to redeem prior to scheduled maturity additional Series A Bonds without payment of any prepayment premium. The Company also paid an agreement modification fee of $2.25 million to the MetLife.

     Also subsequent to the end of the fiscal quarter, the Company has filed motions to reject certain lease agreements. Properties subject to the leases accounted for approximately $11.7 million of sales and a minimal amount of gross operating margin in fiscal 1995. The outcome of the rejections cannot be predicted at this time.

     The Company believes the Plan has mitigated the Company's near-term financial vulnerability by postponing the maturity of its subordinated debt and increased the likelihood that the Company will realize the benefits of capital expenditures from its escrowed funds and its anticipated expansion of its refrigerated transportation management business. The Company's present level of cash flow available from operations and escrowed funds is expected to be sufficient to cover all interest payments and planned capital expenditures for fiscal 1996. The Company is currently constructing three new warehouse properties, two of which are expected to be funded with the remaining balance of escrowed funds. For the third property, the Company is currently negotiating for funding from an outside source. Upon completion of construction of these properties, the Company will have expended all of the escrowed funds, except for the $4.8 million which has been deposited with the trustee out of the insurance proceeds from the Kansas City fire. After the reorganization, however, the Company will remain highly leveraged and will continue to be subject to substantial principal and interest obligations with respect to its indebtedness.


     CAPITAL RESOURCES - Expenditures for property, plant and equipment for the first three months of fiscal 1996 totaled $16.9 million, of which approximately $15.5 million relates to warehouse expansions currently underway. Budgeted fiscal 1996 capital expenditures total approximately $35.4 million, including approximately $25.6 million for property development. A portion, related primarily to material handling equipment, is expected to be leased on an operating or capital lease basis.

     As of May 31, 1995, the Company was holding approximately $4.8 million in cash which had been tendered to the Trustee under the indenture related to its first mortgage bonds to substitute as cash collateral for the property lost at the Kansas City, Kansas warehouse facility. The Company has not reclassified any cash balance for the possible payment. Although no formal agreement has been reached with the Trustee, on June 30, 1995, the Company transferred the $4.8 million in cash to the Trustee. Such funds will be used for acquisition or construction of new warehouse properties, to expand or improve existing warehouse properties, or applied to repurchase outstanding First Mortgage Bonds.

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

                   PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


     On May 9, 1995, the Company filed the Plan under Chapter 11 of the United States Bankruptcy Code in the Court (Case No. 395-33058elp11). The principal purpose of the Plan was to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness and to adjust certain restrictive financial covenants and certain other provisions contained in the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and Metropolitan Life Insurance Company. On the filing date, the Plan had received approval from both of the classes of debtholders entitled to vote on the Plan.

     Subsequent to the end of the fiscal quarter, a hearing was held on June 19, 1995 at which the Court approved the motion of the Company requesting the Court (1) to approve the Company's Disclosure Statement dated April 14, 1995 and the Company's procedure for solicitation of votes to accept or reject the Plan, and (2) to confirm the Plan. The Company emerged from the Chapter 11 proceedings on June 30, 1995.

     For additional information with respect to the Plan, see Part I, Item 2. - "Management's Discussion and Analysis of
     Financial Condition and Results of Operations -- Liquidity and Capital Resources."



ITEM 2.   CHANGES IN SECURITIES

     Under the Plan, the holders of the Company's 11% Senior Subordinated Debentures due 1997 will exchange those debentures for the Company's new 15% Senior Subordinated Debentures due 2007. For additional information on the 15% Senior Subordinated Debentures, see Part I, Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 26, 1995, subsequent to the end of the fiscal quarter, the annual meeting of shareholders of the Company was held.
     The Company did not solicit proxies. At the meeting, the following actions were approved by the shareholders:

     (a) Election of a Board of Directors for the ensuing year consisting of Ronald H. Dykehouse, Frank
          Edelstein, William A. Marquard, George E. Matelich,
          James C. Pigott and Joel M. Smith.

     (b) Approval of the selection of KPMG Peat Marwick as the Company's auditors for fiscal 1996.

     With respect to the election of directors, there were 2,651,500 votes cast for the election of each of the nominees for director and no abstentions.

     With respect to the approval of the selection of auditors, there were 2,651,500 votes cast for approval and no abstentions.

     No votes were cast against the proposal related to the ratification of the selection of auditors.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              (3)   Articles of Incorporation and Bylaws

                    (i)  Second Restated Articles of
                         Incorporation, as amended

              (4) Instruments defining the rights of security holders, including indentures

                    4.1       First Supplemental Indenture to
                              Amended and Restated Indenture,
                              dated as of March 9, 1993, with
                              respect to First Mortgage Bonds

                    4.2       Indenture dated June 30, 1995 with
                              respect to the 15% Senior
                              Subordinated Debentures, due 2007

                    4.3       Second Amended and Restated
                              Investment Agreement, dated May 5,
                              1995, between the Company and
                              Metropolitan Life Insurance Company

              (10)  Material Contracts

                    10.1      Second Amended and Restated Credit
                              Agreement, dated June 19, 1995,
                              between the Company and United
                              States National Bank of Oregon

              (11)  Statement re Computation of Per Share Earnings

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

              During the quarter, the following were filed:

               1. A Current Report on Form 8-K, dated April 14, 1995, was filed on April 14, 1995 disclosing the distribution of a confidential disclosure statement to certain of the Company's debtholders describing the Company's plan for restructuring certain of its outstanding indebtedness.

               2. A Current Report on Form 8-K, dated May 9, 1995, was filed on May 10, 1995 announcing that the Company's restructuring plan had received approval from both classes of debtholders entitled to vote on the plan and that the Company had filed the plan as approved as a prepackaged plan of reorganization under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon on May 9, 1995.

               3. A Current Report on Form 8-K, dated June 19, 1995, was filed on June 22, 1995 announcing that the Company's restructuring plan had been confirmed by the United States Bankruptcy Court for the District of Oregon on June 19, 1995.

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


                              AMERICOLD CORPORATION



                              /s/   Joel M. Smith
                              ---------------------------
                              JOEL M. SMITH, Senior Vice President
                                and Chief Financial Officer




Date:    July 14, 1995

                      AMERICOLD CORPORATION


                            FORM 10-Q


                          Exhibit Index


Exhibit                                                     Page
- -------                                                     ----

(3)  Articles of Incorporation and Bylaws

     (i) Second Restated Articles of Incorporation, as amended

(4) Instruments defining the rights of security holders, including indentures

     4.1   First Supplemental Indenture to Amended
           and Restated Indenture

     4.2   Indenture to the 15% Senior Subordinated
           Debentures, due 2007

     4.3   Second Amended and Restated Investment
           Agreement


(10)   Material Contracts

     10.1   Second Amended and Restated Credit
           Agreement

(11)   Statement re Computation of Per Share
       Earnings


(27)   Financial Data Schedule