Form 10-Q
period 1995-08-31
AMERICOLD CORP /OR/
filed 1995-10-12
CIK 811119

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1995; or


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

                        Yes  /X/    No / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of September 30, 1995: 4,860,934 shares.


                        AMERICOLD CORPORATION

                            Form 10-Q

                              INDEX
                              -----



                                                          Page
                                                          ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                     3
             Consolidated Statements of Operations           5
             Consolidated Statements of Cash Flows           6
             Notes to Consolidated Financial Statements      7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     11



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings                              18


Item 6.      Exhibits and Reports on Form 8-K               18



SIGNATURES                                                  20


EXHIBIT INDEX                                               21

                                       PART I - Financial Information
Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1995 and August 1995
                                      (In thousands, except share data)

                                                                    Last day of             Last day of
                                                                   February 1995            August 1995
                                                                   -------------            -----------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents (note 6)                               $    33,163              $    6,938
  Trade receivables, net                                                20,510                  23,264
  Other receivables, net                                                 2,105                   4,502
  Prepaid expenses                                                       5,240                   3,703
  Other current assets                                                     974                   1,328
                                                                   -----------              ----------
      Total current assets                                              61,992                  39,735

Property, plant and equipment, less accumulated depreciation
  of $156,806 and $166,258, respectively                               367,248                 381,299
Cost in excess of net assets acquired, less accumulated
  amortization of $19,765 and $20,885 respectively                      80,028                  78,509
Other noncurrent assets                                                 35,327                  21,291
                                                                   -----------              ----------

      Total assets                                                 $   544,595              $  520,834
                                                                   ===========              ==========


         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $     6,741              $    8,389
  Accrued interest                                                      17,683                  16,241
  Accrued expenses                                                      11,345                  11,067
  Deferred revenue                                                       5,914                   6,124
  Current maturities of long-term debt (note 2)                         31,315                   2,675
  Other current liabilities                                              3,912                   2,478
                                                                   -----------              ----------
      Total current liabilities                                         76,910                  46,974

Long-term debt, less current maturities (note 2)                       442,912                 462,876
Deferred income taxes                                                  106,098                 101,282
Other noncurrent liabilities                                            10,633                  10,639
                                                                   -----------              ----------
      Total liabilities                                                636,553                 621,771
                                                                   -----------              ----------


Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 52,936 shares (note 5)                          5,789                   6,147
                                                                   -----------              ----------

Common stockholders' deficit (note 3):
  Common stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 4,860,934 shares              49                      49
  Additional paid-in capital                                            49,022                  49,022
  Retained deficit                                                    (146,775)               (156,112)
  Equity adjustment to recognize minimum pension liability                 (43)                    (43)
                                                                   -----------              ----------
      Total common stockholders' deficit                               (97,747)               (107,084)
                                                                   -----------              ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $   544,595              $  520,834
                                                                   ===========              ==========

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS

   Three and six months ended last day of August 1994 and 1995
              (In thousands, except per share data)

                                               Three months  Three months  Six Months   Six months
                                                  ended         ended         ended        ended
                                               last day of    last day of  last day of  last day of
                                               August 1994    August 1995  August 1994  August 1995
                                               -----------    -----------  -----------  -----------
                                               (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)

Net sales                                       $   53,312     $   59,862   $  102,064   $  113,045
                                                ----------     ----------   ----------   ----------

Operating expenses:
  Cost of sales                                     34,901         40,123       66,833       73,697
  Amortization of cost in excess of
    net assets acquired                                634            887        1,269        1,520
  Selling and administrative expenses                6,379          7,163       13,033       14,072
                                                 ---------      ---------    ---------    ---------

      Total operating expenses                      41,914         48,173       81,135       89,289
                                                 ---------      ---------    ---------    ---------

Gross operating margin                              11,398         11,689       20,929       23,756
                                                 ---------      ---------    ---------    ---------

Other (expense) income:
  Interest expense                                 (13,814)       (13,892)     (27,558)     (28,126)
  Reorganization expenses (note 2)                       -         (2,777)           -       (6,300)
  Other, net                                           318           (513)         472         (176)
                                                 ---------      ---------    ---------    ---------

      Total other expense                          (13,496)       (17,182)     (27,086)     (34,602)
                                                 ---------      ---------    ---------    ---------

Loss before income taxes and extraordinary item     (2,098)        (5,493)      (6,157)     (10,846)
Benefit for income taxes (note 4)                      634          1,807        1,977        3,658
                                                 ---------      ---------    ---------    ---------

Net loss before extraordinary item                  (1,464)        (3,686)      (4,180)      (7,188)

Extraordinary item, net of income tax
  benefit of $1,157 (note 7)                             -         (1,793)           -      (1,793)
                                                 ---------      ---------    ---------   ---------

Net loss                                        $   (1,464)    $   (5,479)  $   (4,180) $   (8,981)
                                                 =========      =========    =========   =========

Loss per common share (note 5)
  Loss before extraordinary item                $    (0.33)    $    (0.79)  $    (0.92) $    (1.55)
  Extraordinary item                                     -          (0.37)           -       (0.37)
                                                 ---------      ---------    ---------   ---------

  Net loss per common share                     $    (0.33)    $    (1.16)  $    (0.92) $    (1.92)
                                                 =========      =========    =========   =========

  Weighted average number of shares
    outstanding                                      4,864         4,861         4,864       4,861
                                                 =========     =========     =========   =========

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six months ended last day of August 1994 and 1995
                         (In thousands)

                                                                          Six months      Six months
                                                                          ended last      ended last
                                                                            day of          day of
                                                                         August 1994     August 1995
                                                                         -----------     -----------
                                                                         (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                               $   (4,180)      $   (8,981)
  Adjustments to reconcile net loss to
   net cash provided/(used) by operating activities:
    Depreciation                                                             10,159            9,589
    Amortization and other noncash expenses                                   2,511            2,830
    Changes in assets and liabilities                                        (2,281)          (4,673)
    Provision for deferred taxes                                             (1,977)          (4,816)
    Write-off of unamortized issuance costs                                       -              962
    Write-off of unamortized original issue discount                              -            1,988
                                                                          ---------        ---------
      Net cash provided/(used) by operating activities                        4,232           (3,101)
                                                                          ---------        ---------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                            (7,739)         (23,471)
  Proceeds from insurance policies and other items, net                      23,873              423
                                                                          ---------        ---------
      Net cash provided (used) by investing activities                       16,134          (23,048)
                                                                          ---------        ---------

Cash flows from financing activities:
  Principal payments under capitalized
    lease and other debt obligations                                           (889)          (1,262)
  Retirement of mortgage bonds                                                    -          (10,000)
  Release of escrowed funds                                                     753           11,186)
                                                                          ---------        ---------
      Net cash used by financing activities                                    (136)             (76)
                                                                          ---------        ---------
      Net increase/(decrease) in cash and cash equivalents                   20,230          (26,225)

Cash and cash equivalents at beginning of period                              3,892           33,163
                                                                          ---------        ---------
Cash and cash equivalents at end of period                               $   24,122       $    6,938
                                                                          =========        =========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                           $   26,847       $   29,138
                                                                          =========        =========

  Capital lease obligations incurred to lease new equipment              $      269       $      309
                                                                          =========        =========

  Cash paid during the year for income taxes                             $       28       $      363
                                                                          =========        =========



See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION

     The consolidated balance sheet as of the last day of August 1995; the related consolidated statements of operations for the three and six months ended the last day of August 1994 and August 1995; and the related consolidated statements of cash flows for the six months ended the last day of August 1994 and August 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1995.

2.   PLAN OF REORGANIZATION UNDER CHAPTER 11

     On May 9, 1995, the Company filed a prepackaged plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (the "Court"). The principal purpose of the Plan was to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness and to adjust certain restrictive financial covenants and certain other provisions contained in the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and Metropolitan Life Insurance Company ("MetLife"). On the filing date, the Plan had been approved by both of the classes of debtholders entitled to vote on the Plan.

     On June 19, 1995, the Court approved the Company's Disclosure Statement dated April 14, 1995 and the Company's solicitation of votes to accept or reject the Plan, and confirmed the Plan. On June 30, 1995, the Company emerged from the Chapter 11 proceedings in accordance with the Plan, pursuant to which:

     (i) each holder of the Company's 11% Senior Subordinated Debentures due 1997 was entitled to receive a corresponding amount of new 15% Senior Subordinated Debentures due 2007, and an amount in cash equal to the accrued but unpaid interest on the old Senior Subordinated Debentures through June 29, 1995; and

     (ii) the Company repurchased on June 30, 1995 $10.0 million of its 11.45% Series A First Mortgage Bonds due 2002 at par and paid an agreement modification fee of $2.25 million to MetLife in connection with amending the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and MetLife.

     In addition, the Company has:

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

     (b) Rejected certain lease agreements relating to four warehouse facilities at Watsonville, Oakland and San
          Francisco, California; and Chicago, Illinois.


     In November 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, the financial statements for periods including and subsequent to filing a Chapter 11 petition are structured to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. Since the Company was in Chapter 11 proceedings for less than two months, and since the Plan did not differentiate between prepetition and post-petition liabilities and did not include any forgiveness of liabilities, the Company has elected not to follow the presentation proposed by SOP 90-7. The Company has expensed all professional fees and similar types of expenditures incurred through the last day of August 1995 directly relating to the Chapter 11 proceedings as "reorganization expenses." The Company also has not recorded the effects of any possible damage claims as a result of the rejection of certain lease agreements in the financial statements for the first six months of fiscal 1996.

3.   COMMON STOCKHOLDERS' DEFICIT

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the compensation committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of August 1995 follows:

     Number of Shares   Exercise  Number of Shares  Expiration
     Subject to Option   Price      Exercisable        Date
     -----------------  --------  ----------------  ----------

         93,795          $10.00         93,795       May 1998
        100,000          $18.95        100,000       June 2000
         30,000          $21.88         12,000       May 2003
         30,000          $20.40          6,000       December 2003


4.   PROVISION FOR INCOME TAXES

     The provision for income taxes was computed using a tax rate of 39.2%. The tax rate was applied to loss before income taxes and extraordinary item, after adjusting for amortization of cost in excess of net assets acquired.

5.   LOSS PER COMMON SHARE

     Loss per common share is computed by dividing net loss, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit 11, Statement Re Computation of Per Share Earnings.

6.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes highly liquid instruments, with original maturities of three months or less when purchased. There were cash equivalents totaling approximately $25.2 million and $4.0 million as of the last day of February 1995 and August 1995, respectively.

7.   EXTRAORDINARY ITEM

     In conjunction with the exchange of the senior subordinated debentures and the repurchase of the $10.0 million of first mortgage bonds, as discussed in note 2, unamortized original issue discount of approximately $2.0 million and unamortized issuance costs of approximately $1.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     INTRODUCTION - During the first quarter of fiscal 1996, the Company solicited acceptance of a prepackaged plan of reorganization (the "Plan) under Chapter 11 of the United States Bankruptcy Code from certain debtholders as a means of implementing the Company's plan for restructuring a portion of its outstanding indebtedness. On May 8, 1995, the Company received approval from the classes of debtholders entitled to vote on the Plan, and on May 9, 1995, filed the Plan as approved with the United States Bankruptcy Court for the District of Oregon (the "Court"). The Company was debtor-in-possession during the proceedings. On June 19, 1995, the Court approved the Company's Plan, and on June 30, 1995, the Company emerged from the Chapter 11 proceedings. See " - Liquidity and Capital Resources" and Note 2 to the Quarterly Consolidated Financial Statements.

     SECOND QUARTER RESULTS - Net sales increased 12.3% from $53.3 million for the second quarter of fiscal 1995 to $59.9 million for the same quarter in fiscal 1996. The increase is primarily related to an increase in nonwarehousing sales. Nonwarehousing sales in the quarter have increased 157% from the corresponding quarter in fiscal 1995 due to increased transportation management services revenue. Warehousing sales have increased 3.4% from the corresponding quarter in fiscal 1995.

     Cost of sales increased 15.0% from $34.9 million for the second quarter of fiscal 1995 to $40.1 million for the same quarter in fiscal 1996. The increase is primarily related to increased expenses of providing transportation services which result in lower operating margins.

     SIX MONTH RESULTS - The Company's net sales increased 10.8% from $102.1 million for the first six months of fiscal 1995 to $113.0 million for the same period in fiscal 1996.

     Americold's net sales for the first six months of fiscal 1995 and the first six months of fiscal 1996 are detailed in the table below by activity:

                            NET SALES
                      (Dollars in Millions)

               First Six Months     First Six Months
                  Fiscal 1995         Fiscal 1996
                  -----------         -----------       % Change
                Amount      %       Amount      %     1995 to 1996
                ------    ---       ------    ---     ------------

Storage        $ 48.1    47.1%     $ 50.0    44.2%        4.0 %
Handling         33.9    33.2%       36.0    31.9%        6.2 %
Freezing          4.6     4.5%        4.2     3.7%       (8.7)%
Leasing           3.5     3.4%        3.3     2.9%       (5.7)%
Other             1.3     1.3%        1.3     1.2%          - %
               ------    -----     ------    -----    -------
  Net ware-
   housing
   sales       $ 91.4    89.5%     $ 94.8    83.9%        3.7 %
Quarry sales      2.7     2.6%        2.1     1.9%      (22.2)%
Transportation
  management
  services        8.0     7.9%       16.1    14.2%      101.3 %
               ------  -------     ------    -----       -----
  Total net
   sales       $102.1   100.0%     $113.0   100.0%       10.8 %
               ======   ======     ======   ======       =====

     Warehousing sales increased 3.7% from $91.4 million for the first six months of fiscal 1995 to $94.8 million for the same period in fiscal 1996, primarily due to a 4.0% increase in
     storage revenue and a 6.2% increase in handling revenue.   The
     increase in warehousing sales was due to an increase in storage volume due primarily to the continued increased storage of vegetables and potatoes, which is attributable to a strong vegetable harvest in the Midwest in calendar 1994 and 1995.

     The increase in handling revenue resulted primarily from a 2.6% increase in volume of product handled. For the first six months of fiscal 1995, 9.7 billion pounds of product were handled by the Company compared with 9.9 billion pounds during the same period in fiscal 1996. While handling volume increased 2.6%, handling revenue increased 6.2% due to price increases, increased processing and special services revenue (classified by the Company as handling revenue), and changes in product mix.

     Nonwarehousing sales increased 70.1% from $10.7 million for the first six months of fiscal 1995 to $18.2 million in the comparable period in fiscal 1996, due to increased sales from the Americold Transportation Systems ("ATS") unit, which offset the decrease in quarry sales. The Company believes that growth will continue in its logistics business.


     COST OF SALES - Cost of sales increased a net $6.9 million or 10.2% from $66.8 million for the first six months of fiscal 1995 to $73.7 million for the first six months of fiscal 1996. Increased volume at ATS, which requires corresponding increases in transportation capacity purchased from carriers, resulted in an approximate $8.0 million increase in cost of goods sold.

     Cost of sales as a percentage of net sales decreased from 65.5% in the first six months of fiscal 1995 to 65.2% in the first six months of fiscal 1996, even as handling and ATS sales, which each have high variable cost requirements, increased from 40.6% of net sales in the prior period to 46.0% in the more recent period.


     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses for the first six months of fiscal 1995 were $13.0 million, as compared to $14.1 million for the first six months of fiscal 1996, an increase of 8.0%. The increase primarily reflects an increase of approximately $0.8 million in salaries and related fringe benefits, partially related to the increase in ATS activity.


     INTEREST EXPENSE - Interest expense increased 2.1% from $27.6 million for the first six months of fiscal 1995 to $28.1 million for the first six months of fiscal 1996 as a result of incurring slightly higher overall interest rates offset partially by slightly lower overall borrowings. The increase in interest rates resulted from the exchange in the bankruptcy proceedings of the Company's 11% Senior Subordinated Debentures due 1997 for the new 15% Senior Subordinated Debentures due 2007.


     REORGANIZATION EXPENSES - Reorganization expenses of approximately $6.3 million reflect the expenses related to the Chapter 11 proceedings incurred for professional services including investment banking, accounting and legal fees through the second quarter of fiscal 1996.

     INCOME - The Company's loss before income taxes and extraordinary item for the first six months of fiscal 1995 was $6.2 million, compared to $10.8 million in the first six months of fiscal 1996. The increased loss is due to the approximately $6.3 million of reorganization expenses incurred during the period offset in part by improved earnings from operations.


     EXTRAORDINARY ITEM -In conjunction with the exchange of the senior subordinated debentures and the repurchase of the $10.0 million of first mortgage bonds, as discussed in note 2 to the Quarterly Consolidated Financial Statements, unamortized original issue discount of approximately $2.0 million and unamortized issuance costs of approximately $1.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     LIQUIDITY
     ---------

     OPERATING CASH FLOW - The Company relies primarily upon cash generated by operations to service debt and fund capital expenditures. Net cash flow from operating activities as reported in the Company's consolidated financial statements decreased from $4.2 million for the first six months of fiscal 1995 to a negative $3.1 million for the first six months of fiscal 1996. The decrease is due primarily to a decrease in the overall net income of the Company as a result of the reorganization expenses associated with its prepackaged bankruptcy proceedings.

     The Company's working capital position as of the last day of the six-month period ended August 31, 1995 was a negative $7.2 million. This position compares to a negative $14.9 million at fiscal 1995 year end. The increase in working capital is due primarily to the effects of the bankruptcy proceedings. Under the Plan, approximately $28.8 million of senior subordinated debt payments were postponed from May 1995 until the fiscal year 2008. In addition, $10.0 million of first mortgage bonds were repurchased. Working capital also decreased due to the decrease in net cash flow from operations discussed above.

     CAPITAL RESOURCES - On June 30, 1995, the Company amended its credit agreement with the U. S. National Bank of Oregon (the "Bank") (the "New Credit Agreement"). The New Credit Agreement provides an aggregate availability of $27.5 million, which may be used for any combination of letters of credit (up to $10.0 million) and revolving cash borrowings, subject to borrowing base limitations. The borrowing base for both cash borrowings and letter of credit amounts will equal 85% of eligible accounts receivable, plus 70% of the value of all real property mortgaged to the Bank, up to a maximum of $27.5 million. The New Credit Agreement is secured by the Company's trade receivables and, at the Company's option, mortgages on certain of the Company's warehouse properties. The Company has not mortgaged any properties to the Bank under the New Credit Agreement. Borrowings under the New Credit Agreement will mature on February
     28, 1999. The New Credit Agreement eliminates the 30-day resting period (during which there may be no outstanding borrowings) for fiscal 1996 and requires only one such period for fiscal 1997. Two such periods will be required during fiscal 1998 and fiscal 1999. The New
     Credit Agreement also contains amendments of certain financial covenants contained in the existing credit agreement in light of the restructuring.

     Based on eligible accounts receivable as of August 31, 1995, the Company had an available credit line of $19.6 million, of which $8.8 million was used for letters of credit, principally related to leasing commitments and worker's compensation reserves. No cash borrowings were outstanding. The Company borrows under the credit agreement primarily to fund operating expenditures and for interest payments.


     EFFECTS OF BANKRUPTCY PROCEEDINGS - The Plan, as approved by the Court on June 19, 1995 and executed on June 30, 1995, provided, among other things, that:

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

     (ii) the legal, equitable and contractual rights of each holder of the Company's 11.45% First Mortgage Bonds, Series A due 2002 (the "Series A Bonds") and 11 1/2% First Mortgage Bonds, Series B due 2005 (the "Series B Bonds") (collectively, the "First Mortgage Bonds"), under the Amended and Restated Indenture, dated as of March 9, 1993, were left unaltered; and

     (iii) the Old Investment Agreement between the Company and MetLife was superseded by the Second Amended and Restated Investment Agreement (the "New Investment Agreement"), which contains certain financial and operating covenants that in some cases are less restrictive than those contained in the Old Investment Agreement, and pursuant to which (x) the Company redeemed $10.0 million in principal amount of the Company's Series A Bonds held by MetLife, and (y) the Company has the right, under certain circumstances, to redeem prior to scheduled maturity additional Series
             A Bonds without payment of any prepayment premium.
             The Company also paid an agreement modification fee of $2.25 million to MetLife.

     Also, the Company has rejected certain lease agreements relating to four warehouse facilities at Watsonville, Oakland and San Francisco, California; and Chicago, Illinois. Subsequent to the end of the quarter, on October 1, 1995, the Company returned the three California warehouses to the lessor, and on September 18, 1995, the Company returned the Illinois facility. Properties subject to the leases accounted for approximately $11.7 million of sales and a minimal amount of gross operating margin in fiscal 1995. The outcome of any damage claims resulting from the rejections cannot be predicted at this time.

     The Company believes that implementation of the Plan has mitigated the Company's near-term financial vulnerability by postponing the maturity of its subordinated debt and increased the likelihood that the Company will realize the benefits of capital expenditures from its funds held in escrow pursuant to the indenture related to its first mortgage bonds and the anticipated expansion of its refrigerated transportation management business. The Company's present level of cash flow available from operations and escrowed funds are expected to be sufficient to cover all interest payments and planned capital expenditures for fiscal 1996. The Company remains highly leveraged, however, and will continue to be subject to substantial principal and interest obligations with respect to its indebtedness.

     CAPITAL EXPENDITURES - Expenditures for property, plant and equipment for the first six months of fiscal 1996 totaled $23.5 million, of which approximately $20.4 million relates to warehouse expansions currently underway. The Company has completed construction of two new warehouse facilities in Pasco, Washington and Rochelle, Illinois, and is currently constructing a facility in Grand Island, Nebraska. The two completed warehouse facilities will be funded with escrow funds. For the third property, the Company is currently negotiating for secured funding from an outside source. Upon completion of construction of these properties, the Company will have expended all of the escrowed funds, except for the $4.8 million of the insurance proceeds from the Kansas City fire which has been deposited with the trustee under the indenture related to the Company's First Mortgage Bonds. The Company is working with the trustee to define its options with respect to the $4.8 million.

     Budgeted fiscal 1996 capital expenditures total approximately $35.4 million, including approximately $25.6 million for property development. As of August 31, 1995, the Company has committed to spend approximately $32.2 million of its fiscal 1996 budget. A portion of such capital expenditures, related primarily to material handling equipment, is expected to be leased on an operating or capital lease basis.

     The Company, as part of its Kansas City, Kansas location, operates a limestone quarry. Subject to the completion of certain remaining due diligence items, the Company expects to dispose of this business during fiscal 1996. Net proceeds of the sale must, in accordance with the Company's existing indenture under its first mortgage bonds, be reinvested in warehouse properties or used to satisfy, in part, the mortgage obligation on the property.

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

     On June 19, 1995, the Court approved the motion of the Company requesting the Court (1) to approve the Company's Disclosure Statement dated April 14, 1995 and the Company's procedure for solicitation of votes to accept or reject the Plan, and (2) to confirm the Plan. The Company emerged from the Chapter 11 proceedings on June 30, 1995.

     The Company has rejected certain lease agreements relating to four warehouse facilities. The outcome of any damage claims resulting from the rejected leases cannot be predicted at this time.

     For additional information with respect to the Plan, see Part I, Item 2. - "Management's Discussion and Analysis of
     Financial Condition and Results of Operations -- Liquidity and Capital Resources," and Part I, Item 1 - Note 2 to
     Consolidated Financial Statements.


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

               (11) Statement re Computation of Per Share Earnings

               (27) Financial Data Schedule

     (b)     Reports on Form 8-K

               A Current Report on Form 8-K, dated June 19, 1995, was filed on June 22, 1995 disclosing that the Company's restructuring plan had been confirmed by the United States Bankruptcy Court for the District of Oregon on June 19, 1995.

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


                         AMERICOLD CORPORATION



                         /s/   Joel M. Smith
                         ---------------------------
                         JOEL M. SMITH, Senior Vice President
                           and Chief Financial Officer




Date:    October 12, 1995

                      AMERICOLD CORPORATION


                            FORM 10-Q


                          Exhibit Index


Exhibit                                                Page
-------                                                ----


(11)   Statement re Computation of Per Share
       Earnings                                         21

(27)   Financial Data Schedule                          23