Form 10-Q
period 1995-11-30
AMERICOLD CORP /OR/
filed 1996-01-16
CIK 811119

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/      Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period
         ended November 30, 1995; or
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

                     Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of December 31, 1995: 4,860,934 shares.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                         xx



PART II          OTHER INFORMATION


Item 1.   Legal Proceedings                                  xx

Item 6.   Exhibits and Reports on Form 8-K                   xx



SIGNATURES                                                   xx


EXHIBIT INDEX                                                xx

                 PART I - Financial Information
Item 1.  Financial Statements
                      AMERICOLD CORPORATION

                   CONSOLIDATED BALANCE SHEETS
           Last day of February 1995 and November 1995
                (In thousands, except share data)

                                                                    Last day of              Last day of
                                                                   February 1995            November 1995
                                                                   -------------            -------------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents (note 6)                               $    33,163              $    7,971
  Trade receivables, net                                                20,510                  30,048
  Other receivables, net                                                 2,105                   5,493
  Prepaid expenses                                                       5,240                   2,868
  Other current assets                                                     974                     906
                                                                    ----------              ----------

      Total current assets                                              61,992                  47,286

Property, plant and equipment, less accumulated depreciation
  of $156,806 and $169,315, respectively                               367,248                 382,414
Cost in excess of net assets acquired, less accumulated
  amortization of $19,765 and $21,511, respectively                     80,028                  77,882
Other noncurrent assets                                                 35,327                  15,961
                                                                    ----------              ----------

      Total assets                                                 $   544,595              $  523,543
                                                                    ==========              ==========

         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $    6,741               $   15,808
  Accrued interest                                                     17,683                   13,693
  Accrued expenses                                                     11,345                    8,544
  Deferred revenue                                                      5,914                    6,297
  Current maturities of long-term debt (note 2)                        31,315                    2,702
  Other current liabilities                                             3,912                    1,319
                                                                   ----------               ----------
      Total current liabilities                                        76,910                   48,363

Long-term debt, less current maturities (note 2)                      442,912                  461,791
Deferred income taxes                                                 106,098                  102,401
Other noncurrent liabilities                                           10,633                   10,742
                                                                   ----------               ----------

      Total liabilities                                               636,553                  623,297
                                                                   ----------               ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 52,936 shares (note 5)                         5,789                    6,325
                                                                   ----------               ----------

Common stockholders' deficit (note 3):
  Common stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 4,860,934 shares             49                       49
  Additional paid-in capital                                           49,022                   49,022
  Retained deficit                                                   (146,775)                (155,107)
  Equity adjustment to recognize minimum pension liability                (43)                     (43)
                                                                   ----------               ----------

      Total common stockholders' deficit                              (97,747)                (106,079)
                                                                   ----------               ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $  544,595               $  523,543
                                                                   ==========               ==========

See accompanying notes to consolidated financial statements.















                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS

 Three and nine months ended last day of November 1994 and 1995
              (In thousands, except per share data)

                                            Three months  Three months   Nine Months     Nine months
                                               ended         ended         ended           ended
                                            last day of    last day of    last day of    last day of
                                           November 1994  November 1995  November 1994  November 1995
                                           -------------  -------------  -------------  -------------
                                            (Unaudited)    (Unaudited)   (Unaudited)     (Unaudited)

Net sales                                   $   60,150     $   86,852     $  162,214     $  199,897
                                            ----------     ----------     ----------     ----------

Operating expenses:
  Cost of sales                                 37,355         62,206        104,188        135,903
  Amortization of cost in excess of
    net assets acquired                            633            626          1,902          2,146
  Selling and administrative expenses            6,467          7,082         19,500         21,154
                                            ----------     ----------     ----------     ----------

      Total operating expenses                  44,455         69,914        125,590        159,203
                                            ----------     ----------     ----------     ----------

Gross operating margin                          15,695         16,938         36,624         40,694
                                            ----------     ----------     ----------     ----------

Other income (expense):
  Interest expense                             (13,760)       (14,009)       (41,318)       (42,135)
  Gain on insurance settlement (note 8)         16,953              -         16,953              -
  Reorganization expenses (note 2)                   -           (404)             -         (6,704)
  Other, net                                       248           (171)           720           (347)
                                            ----------     ----------     ----------     ----------
      Total other income (expense)               3,441        (14,584)       (23,645)       (49,186)
                                            ----------     ----------     ----------     ----------

Income (loss) before income taxes and
  extraordinary item                            19,136          2,354         12,979         (8,492)
(Provision) benefit for income taxes (note 4)   (7,731)        (1,169)        (5,754)         2,489
                                            ----------     ----------     ----------     ----------

Net income (loss) before extraordinary item     11,405          1,185          7,225        (6,003)

Extraordinary item, net of income tax
  benefit of $1,157 (note 7)                         -             -               -        (1,793)
                                            ----------    ----------      ----------    ----------

Net income (loss)                           $   11,405    $    1,185      $    7,225    $   (7,796)
                                            ==========    ==========      ==========    ==========

Income (loss) per common share (note 5)
  Income (loss) before extraordinary item   $     2.31    $     0.21      $     1.38    $    (1.34)
  Extraordinary item                                 -             -               -         (0.37)
                                            ----------    ----------      ----------    ----------

Net income (loss) per common share          $     2.31    $     0.21      $     1.38    $    (1.71)
                                            ==========    ==========      ==========    ==========

Weighted average number of shares
  outstanding                                    4,864         4,861           4,864         4,861
                                            ==========    ==========      ==========    ==========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      Nine months ended last day of November 1994 and 1995
                         (In thousands)

                                                                         Nine months     Nine months
                                                                          ended last      ended last
                                                                            day of          day of
                                                                         November 1994   November 1995
                                                                         -------------   -------------
                                                                          (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                      $    7,225       $   (7,796)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
    Depreciation                                                             15,154           14,505
    Amortization and other noncash expenses                                   3,874            3,915
    Changes in assets and liabilities                                        (7,519)         (10,743)
    Provision for deferred taxes                                              2,634           (3,697)
    Gain on insurance settlement                                            (16,953)               -
    Write-off of unamortized issuance costs                                       -              962
    Write-off of unamortized original issue discount                              -            1,988
                                                                          ---------       ----------

      Net cash provided (used) by operating activities                        4,415             (866)
                                                                          ---------       ----------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                           (13,213)         (29,300)
  Proceeds from insurance policies and other items, net                      24,590            1,815
                                                                          ---------        ---------

      Net cash provided (used) by investing activities                       11,377          (27,485)
                                                                          ---------        ---------

Cash flows from financing activities:
  Principal payments under capitalized
    lease and other debt obligations                                         (1,577)          (2,156)
  Retirement of mortgage bonds                                                    -          (10,000)
  Release of escrowed funds                                                   2,957           15,315
                                                                          ---------        ---------

      Net cash provided by financing activities                               1,380            3,159
                                                                          ---------        ---------

      Net increase (decrease) in cash and cash equivalents                   17,172          (25,192)

Cash and cash equivalents at beginning of period                              3,892           33,163
                                                                          ---------        ---------

Cash and cash equivalents at end of period                               $   21,064       $    7,971
                                                                         ==========       ==========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                           $   44,196       $   46,125
                                                                          =========       ==========

  Capital lease obligations incurred to lease new equipment              $      671       $      343
                                                                         ==========       ==========

  Cash paid during the year for income taxes                             $       28       $      395
                                                                         ==========       ==========

  Property sale proceeds placed in escrow                                $      463       $        -
                                                                         ==========       ==========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated balance sheet as of the last day of November 1995; the related consolidated statements of operations for the three and nine months ended the last day of November 1994 and November 1995; and the related consolidated statements of cash flows for the nine months ended the last day of November 1994 and November 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1995.


2.   PLAN OF REORGANIZATION UNDER CHAPTER 11
     ---------------------------------------

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

     On June 19, 1995, the Court approved the Company's Disclosure Statement dated April 14, 1995 and the Company's solicitation of votes to accept or reject the Plan, and confirmed the Plan. On June 30, 1995, the Plan became effective, pursuant to which:

     (i) each holder of the Company's 11% Senior Subordinated Debentures due 1997 was entitled to receive a corresponding amount of new 15% Senior Subordinated Debentures due 2007, and an amount in cash equal to the accrued but unpaid interest on the old Senior Subordinated Debentures through June 29, 1995; and

     (ii) the Company repurchased on June 30, 1995, $10.0 million of its 11.45% Series A First Mortgage Bonds due 2002 at par and paid an agreement modification fee of $2.25 million to MetLife in conjunction with amending the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and MetLife.

     In addition, the Company has:

     (a) Amended on June 30, 1995, the existing credit agreement with its primary bank, which provides an aggregate availability of $27.5 million, to be used for any combination of letters of credit (up to $10.0 million) and revolving cash borrowings, subject to borrowing base limitations. The new credit agreement is secured by the Company's trade receivables and, at the Company's option, mortgages on certain of the Company's warehouse properties.

     (b) Rejected certain lease agreements relating to four warehouse facilities at Watsonville, Oakland and San
          Francisco, California; and Chicago, Illinois.

     In November 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, the financial statements for periods including and subsequent to filing a Chapter 11 petition are structured to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. Since the Company was in Chapter 11 proceedings for less than two months, and since the Plan did not differentiate between prepetition and post-petition liabilities and did not include any forgiveness of liabilities, the Company has elected not to follow the presentation proposed by SOP 90-7. The Company has expensed all professional fees and similar types of expenditures incurred through the last day of November 1995 directly relating to the Chapter 11 proceedings as "reorganization expenses." The Company also has not recorded the effects of any possible damage claims as a result of the rejection of certain lease agreements in the financial statements for the first nine months of fiscal 1996.


3.   COMMON STOCKHOLDERS' DEFICIT
     ----------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the compensation committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of November 1995 follows:

     Number of Shares   Exercise   Number of Shares  Expiration
     Subject to Option   Price       Exercisable        Date
     -----------------  --------   ----------------  ----------

         89,656         $10.00        89,656         May 1998
        100,000         $18.95       100,000         June 2000
         30,000         $21.88        12,000         May 2003
         30,000         $20.40         6,000         December 2003



4.   PROVISION FOR INCOME TAXES
     --------------------------

     The provision for income taxes was computed using a tax rate of 39.2%. The tax rate was applied to loss before income taxes and extraordinary item, after adjusting for amortization of cost in excess of net assets acquired.


5.   LOSS PER COMMON SHARE
     ------------------------------

     Loss per common share is computed by dividing net loss, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit 11, Statement Re Computation of Per Share Earnings.


6.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents includes highly liquid instruments, with original maturities of three months or less when purchased. There were cash equivalents totaling approximately $25.2 million and $3.0 million as of the last day of February 1995 and November 1995.


7.   EXTRAORDINARY ITEM
     ------------------

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


9.   NEW ACCOUNTING STANDARD
     -----------------------

     The Company has not implemented the requirements of Financial Accounting Standard Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," although it will be required to do so for fiscal years beginning March 1, 1996 and thereafter. This statement generally requires assessment of recoverability of an asset after events or circumstances that indicate an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. At this time, the Company does not believe there will be an impairment loss to report.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------


INTRODUCTION
------------

     Americold provides integrated logistics services for the frozen food industry consisting of warehousing and transportation management. These services are provided through the Company's network of 49 refrigerated warehouses and its refrigerated transportation management unit. The Company's fiscal year ends on the last day of February.

     DEVELOPMENT OF TRANSPORTATION MANAGEMENT SERVICES - In recent quarters, the Company has experienced increased interest by customers in procuring transportation management services from the Company. In this regard, the Company entered into arrangements in the first half of fiscal 1996 pursuant to which it is providing such services to three subsidiaries of one large customer. Transportation management services provided to these three customers account for substantially all of the increase in the Company's transportation management revenues thus far in fiscal 1996. The Company has made proposals to offer similar services to certain other potential customers by emphasizing its logistics expertise and warehouse industry position which enable customers to obtain services in support of distribution of frozen food products from a single provider.

     The maintenance and continued growth of transportation management services revenues is dependent upon meeting customer expectations. Transportation management services require substantial coordination and the implementation of complex systems. The Company encountered start-up difficulties with respect to the introduction of certain transportation management services for customers in the latter part of fiscal 1996. The Company believes that it has overcome such difficulties, but there can be no assurance that the Company will not encounter difficulties in the future, or that such difficulties, if encountered, would not adversely affect operating income. There can also be no assurance that difficulties, if encountered, would not adversely affect customer relationships. The Company believes, however, that its transportation management activities may lead to increased revenues in the higher-margin warehousing business.


     DEVELOPMENT OF WAREHOUSE PROPERTIES - The Company continually evaluates the need for warehouse space and intends to pursue growth of its refrigerated warehouse business both by expanding its network of warehouses and by expanding existing facilities in response to customer requirements. Since August 1994 (mid-fiscal 1995), the Company has added approximately
     16.1 million cubic feet of storage capacity in five locations. Two of such facilities became operational in fiscal 1995 and one in the second quarter and two in the third quarter of fiscal 1996. The increase, net of warehouse closures discussed below, represents a 1.8% increase in available warehouse space. The Company is currently working toward the development of several new warehouses which include the acquisition of 2.1 million cubic feet and the construction of 13 million cubic feet of new refrigerated warehouse space.
     The Company intends to finance such expansion primarily through operating leases pursuant to an existing commitment and from other financing sources. See "--Liquidity and Capital Resources-- Capital Resources."

     Since August 1994, the Company has reduced the amount of available refrigerated warehouse space by approximately 12 million cubic feet due to the sale of one property, termination of four operating leases in the prepackaged bankruptcy in the third quarter of fiscal 1996 and the non-renewal of three other operating leases. The Company expects that the effects of the closure or disposition of such non-strategic facilities will have a positive effect on future gross operating margin as a percentage of net sales.

     PREPACKAGED BANKRUPTCY - On May 9, 1995, the Company filed a prepackaged plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code (the "Prepackaged Bankruptcy"). The principal purpose of the Plan was to reduce the Company's short term cash requirements with respect to payments due on its subordinated indebtedness by extending the maturity of such indebtedness and to adjust certain restrictive financial covenants and other provisions contained in an agreement with one of its principal investors. The bankruptcy court approved the Plan as filed and it became effective on June 30, 1995. The Plan as approved provided, among other things, that each holder of the Company's then outstanding 11% Senior Subordinated Debentures due 1997 (the "11% Debentures") was entitled to receive a corresponding amount of the Company's new 15% Senior Subordinated Debentures due 2007 (the "15% Debentures"), plus accrued but unpaid interest; that the Company's 11.45% First Mortgage Bonds, Series A, due 2002 (the "Series A Bonds") and its 11.5% First Mortgage Bonds, Series B, due 2005 (the "Series B Bonds", and together with the Series A Bonds, the "First Mortgage Bonds") were unaffected by the Prepackaged Bankruptcy; and that the prior Amended and Restated Investment Agreement dated as of March 2, 1993 (the "Investment Agreement") was superseded by the Second Amended and Restated Investment Agreement dated as of May 5, 1995 (the "Second Investment Agreement") with Metropolitan Life Insurance Company (the "Institutional Investor"). See "Legal Proceedings." The Company believes the Prepackaged Bankruptcy has not adversely affected the holders of its senior debt or its relationships with its customers, suppliers or shareholders. See "-- Liquidity and Capital Resources -- Liquidity -- Effect of Prepackaged Bankruptcy."

     Through the third quarter of fiscal 1996, the Company incurred approximately $6.7 million in reorganization expenses related to the Prepackaged Bankruptcy. In addition, the write-off of unamortized original issue discount and unamortized issuance costs related to the exchange of the 11% Debentures and the redemption of $10.0 million of the Series A Bonds in the Prepackaged Bankruptcy resulted in an extraordinary loss, net of taxes, of approximately $1.8 million in the same period.


RESULTS OF OPERATIONS
---------------------

     COMPARISON OF NINE-MONTHS PERIODS ENDED NOVEMBER 30, 1994 AND
     1995
     -------------------------------------------------------------

     NET SALES - The Company's net sales increased 23.2% from $162.2 million for the first nine months of fiscal 1995 to $199.9 million for the first nine months of fiscal 1996, reflecting a substantial increase in transportation management sales as well as a 3.7% increase in warehousing sales. The Company's third fiscal quarter is typically its strongest sales quarter.

     Americold's net sales for the first nine months of fiscal 1995 and the first nine months of fiscal 1996 are detailed in the table below, by activity:


                             NET SALES
                       (Dollars in Millions)

                  Nine Months         Nine Months
                     Ended               Ended           % Change
               November 30, 1994   November 30, 1995   FY95 to FY96
               -----------------   -----------------   ------------
                  Amount      %       Amount     %
                  ------     ---      ------    ---

Logistics
  Warehousing
    Storage       $ 77.4    47.7%     $ 79.9    40.0%        3.2 %
    Handling        53.1    32.7%       56.8    28.4%        6.7 %
    Leasing          5.3     3.3%        5.1     2.6%       (3.8)%
    Freezing
      and other      9.4     5.8%        8.7     4.3%       (7.4)%
                  ------    -----     ------    -----     ------
                   145.2    89.5%      150.5    75.3%        3.7%
  Transportation
  management
  services          12.9     8.0%       46.0    23.0%      256.6 %
                  ------    ----      ------    -----     ------

Total logistics    158.1    97.5%      196.5    98.3%       24.3 %
Other non-
  logistics          4.1     2.5%        3.4     1.7%      (17.1)%
                  ------   -----      ------   -----      ------

Total net sales   $162.2   100.0%     $199.9   100.0%       23.2 %
                  ======   =====      ======   =====      ======


     Warehousing sales increased 3.7% from $145.2 million for the first nine months of fiscal 1995 to $150.5 million for the first nine months of fiscal 1996, principally due to a 3.2% increase in storage revenue and a 6.7% increase in handling revenue. The increase in storage revenue is primarily due to price increases and changes in product mix, as storage volume remained stable at approximately 1.56 billion pounds stored on average per month in each of the two periods.

     The Company is aware that a portion of the revenue derived from one warehouse location and reflected in the first nine months of fiscal 1996 will be directed to another company's warehouse, which is expected to be constructed and operational by mid- to late fiscal 1997. Unless mitigated by the Company's efforts to obtain replacement business, the effect on operating earnings from this relocation will be a reduction of approximately $2.0 million per year. The Company believes that it will locate replacement business to recover some portion of such revenues and operating earnings by fiscal 1998.


     The 6.7% increase in handling revenue resulted primarily from a 3.7% increase in volume of product handled, with the remaining increase due to price increases and changes in product mix. For the first nine months of fiscal 1995, 15.2 billion pounds of product were handled by the Company compared with 15.7 billion pounds during the same period in fiscal 1996.

     Transportation management sales increased 256.6% from $12.9 million for the first nine months of fiscal 1995 to $46.0 million for the first nine months of fiscal 1996, due to the outsourcing to the Company of additional transportation management responsibilities by three customers.

     Other non-logistics sales (quarry sales) decreased 17.1% from $4.1 million for the first nine months of fiscal 1995 to $3.4 million for the first nine months of fiscal 1996. The Company has entered into a letter of intent with respect to the sale of the quarry. See "--Liquidity and Capital Resources--Capital Resources--Capital Expenditures."


     COST OF SALES - Cost of sales increased 30.4% from $104.2 million for the first nine months of fiscal 1995 to $135.9 million for the first nine months of fiscal 1996. The increased volume of transportation management services, which required increases in transportation capacity purchased from carriers and the addition of new employees, resulted in an approximately $32.1 million increase in cost of sales. In addition, the cost of sales decreased as a result of warehouse additions and closures, as discussed above, in the net amount of $1.6 million.

     Cost of sales as a percentage of net sales increased from 64.2% for the first nine months of fiscal 1995 to 68.0% for the first nine months of fiscal 1996, as handling and transportation management sales, which each have high variable cost requirements, increased from 40.7% of net sales in the prior period to 51.4% in the more recent period.

     As the Company does not own transportation equipment, the Company has entered into contracts with independent carriers to provide freight transportation at negotiated rates. Accordingly, the margins that the Company earns in providing transportation management services are lower than its warehousing services.

     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased 8.5% from $19.5 million for the first nine months of fiscal 1995 to $21.2 million for the first nine months of fiscal 1996. The increase primarily reflects an increase of approximately $1.0 million in salaries and related fringe benefits. Selling and administrative expenses as a percentage of net sales decreased from 12.0% in the first nine months of fiscal 1995 to 10.6% in the first nine months of fiscal 1996 due to the increase in transportation management sales which did not require a corresponding increase in selling and administrative expenses.


     GROSS OPERATING MARGIN - As a result of the factors discussed above, gross operating margin increased 11.1% from $36.6 million for the first nine months of fiscal 1995 to $40.7 million for the first nine months of fiscal 1996.


     INTEREST EXPENSE - Interest expense increased from $41.3 million for the first nine months of fiscal 1995 to $42.1 million for the first nine months of fiscal 1996 as a result of slightly higher overall interest rates partially offset by slightly lower overall borrowings. The increase in interest rates resulted from the exchange in the Prepackaged Bankruptcy of the Company's 11% Debentures for the new 15% Debentures.


     REORGANIZATION EXPENSES - Reorganization expenses of approximately $6.7 million reflect the expenses incurred for professional services related to the Prepackaged Bankruptcy including investment banking, accounting and legal fees, through the third quarter of fiscal 1996.


     INCOME (LOSS) - The Company's income before income taxes and extraordinary item for the first nine months of fiscal 1995 was $13.0 million, compared to a loss of $8.5 million in the first nine months of fiscal 1996. The decrease in income between the two periods is due to the approximately $6.7 million of reorganization expenses incurred during the first nine months of fiscal 1996 and the recognition by the Company of an approximately $17.0 million gain from the insurance settlement related to the Kansas City, Kansas fire in the first nine months of fiscal 1995. These two factors were offset in part by improved earnings from operations.


     EXTRAORDINARY ITEM - In connection with the exchange of the Company's 11% Debentures for the 15% Debentures and the repurchase of the $10.0 million of Series A Bonds in the Prepackaged Bankruptcy, unamortized original issue discount of approximately $2.0 million and unamortized issuance costs of approximately $1.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company believes it has sufficient liquidity and capital resources to meet its needs related to payment of interest expense, continued operation and maintenance of its warehouses, operation and planned expansion of its transportation management business and limited growth in warehouse investment. Anticipated growth in the volume of transportation management services is not expected to consume significant capital resources. Although the Company's internal resources for new warehouse acquisition or construction are limited, the Company has arranged for up to $25.0 million in lease financing for new warehouse facilities from a finance company (the "Lease Line"). See "--Capital Resources." The Company plans to finance its warehouse expansion program principally through such lease financing and the Company believes it has the ability to finance all of its fiscal 1997 expansion projects from the Lease Line, other than with respect to one project for which the Company is seeking additional financing. In light of the significant debt obligations due between fiscal 2000 and fiscal 2008, the Company continues to need to increase operating cash flow and seek external sources for refinancing. To the extent such operating cash flow growth will result from warehouse capacity growth, the Company will be required to obtain additional sources of financing.


     LIQUIDITY
     ---------

     OPERATING CASH FLOW - Net cash flow from operating activities, representing cash provided from operations, is used to fund capital expenditures and meet debt service requirements. Operating cash flow reported for any one period is sensitive to the timing of the collection of receivables and the payment of payables. Net cash flow from operating activities as reported in the Company's consolidated financial statements decreased from $4.4 million for the first nine months of fiscal 1995 to a negative $0.9 million for the first nine months of fiscal 1996. The decrease is due to the reorganization expenses associated with the Prepackaged
     Bankruptcy and changes in certain working capital items.   The
     Company's operating cash flow would have been $5.8 million for the first nine months of fiscal 1996 without reorganization costs of $6.7 million. Net cash flow from operating activities in fiscal years 1993, 1994 and 1995 was $17.7 million, $18.5 million and $12.7 million, respectively.


     WORKING CAPITAL - The Company's working capital position as of the last day of the nine-month period ended November 30, 1995 was a negative $1.1 million. This position compares to a negative $14.9 million at fiscal 1995 year end. Working capital was reduced in the more recent period due to the decrease in net cash flow from operations discussed above and the funding of the construction of the Grand Island, Nebraska warehouse facility discussed below, but was increased by the effects of the Prepackaged Bankruptcy. Under the Plan, approximately $28.8 million of senior subordinated debt payments were postponed from May 1995 until fiscal 2008, which reduced the current portion of long-term debt. Partially offsetting this decrease in the current portion of long-term debt, as part of the reorganization proceedings, the Company repurchased for cash $10.0 million of long-term Series A Bonds.

     The Company's historical negative working capital position has not affected its ability to meet its cash operating needs.
     The Company, however, in fiscal 1995 experienced a shortfall in the working capital necessary to make the fiscal 1995 and fiscal 1996 sinking fund payments required with respect to the 11% Debentures, leading to the Prepackaged Bankruptcy.


     CAPITAL RESOURCES
     -----------------

     The credit agreement with the Company's primary bank provides an aggregate availability of $27.5 million, which may be used for any combination of letters of credit (up to $10.0 million) and revolving cash borrowings for general working capital purposes, subject to borrowing base limitations. The borrowing base for both cash borrowings and letter of credit amounts equals 85% of eligible accounts receivable pledged to the bank plus, at the option of the Company, 70% of the value of all real property mortgaged to the bank, up to a maximum of $27.5 million. The Company has not mortgaged any properties under the credit agreement. The credit agreement, which matures on February 28, 1999, requires a 30-day resting period (during which there may be no outstanding borrowings) in fiscal 1997, and requires two such periods during each of fiscal 1998 and fiscal 1999. The credit agreement also contains certain restrictive covenants, including financial covenants.

     Based on eligible accounts receivable as of November 30, 1995, the Company had an available credit line of $25.4 million, of which $7.9 million was used for letters of credit, principally related to leasing commitments and worker's compensation reserves. No cash borrowings were outstanding.

     The Lease Line, for which the Company signed a commitment letter in November 1995, is available to finance, subject to meeting certain conditions, the construction or acquisition of new warehouses or the expansion of existing warehouses which are not pledged as collateral security for senior debt. The Company intends to finance several of the planned warehouse additions with the new Lease Line. The terms of each lease financing will be separately established. The first funding of approximately $5.7 million is expected to close in late fiscal 1996 with respect to the Company's recently completed Grand Island, Nebraska facility. The Lease Line commitment expires December 31, 1996. The lease rate will be fixed at the time of funding each property, and will be based on a spread over seven-year Treasury Bills.

     The Company, as part of its Kansas City, Kansas location, operates a limestone quarry. Subject to the resolution of certain remaining due diligence issues, the Company expects to dispose of this business during fiscal 1997. Net proceeds of the sale of approximately $4.5 million must, in accordance with the Second Investment Agreement, be reinvested in warehouse properties within 360 days or used to satisfy, in part, the mortgage obligation on the property. There can be no assurance that such sale will be completed.


     CAPITAL EXPENDITURES - Budgeted fiscal 1996 capital expenditures total approximately $35.4 million, including approximately $25.6 million for warehouse expansions. Expenditures for property, plant and equipment for the first nine months of fiscal 1996 totaled $29.7 million, of which approximately $24.5 million related to warehouse expansions. Of the $24.5 million, all but the construction of the Grand Island facility was covered by external funds and the Company expects to finance the Grand Island facility with funds from the Lease Line.

     The Company has completed construction of two new warehouse facilities in Pasco, Washington and Rochelle, Illinois, funded with approximately $18.6 million of escrow funds provided under the Bond Indenture. As a result, the Company has expended substantially all of the escrowed funds under the Bond Indenture, except for approximately $4.8 million from the insurance proceeds from the Kansas City fire. A portion of the $4.8 million is expected to be released to the Company in late fiscal 1996 conditioned upon the Company submitting to the Bond Trustee under the Indenture related to the First Mortgage Bonds (the "Bond Trustee") an accounting of restoration expenses incurred to date at the Kansas City warehouse facility. The Company is working with the Bond Trustee to define its options with respect to the use of any remaining funds held by the Bond Trustee following the reimbursement of such restoration expenses.

     The projects the Company is currently exploring for fiscal 1997 would require the expenditure of up to $34.0 million, no portion of which is presently committed. The Company anticipates that it will use the Lease Line to finance all but one of such projects. Certain capital expenditures planned for late fiscal 1996 will be deferred until early fiscal 1997, and certain capital expenditures planned for early fiscal 1997 are expected to be deferred until late fiscal 1997, resulting in corresponding delays in the realization of benefits from such investments.


     EFFECT OF PREPACKAGED BANKRUPTCY - The Bankruptcy Court approved the Plan on June 19, 1995 and the Plan became effective on June 30, 1995. The Plan as approved provided, among other things, that each holder of the Company's then outstanding 11% Debentures was entitled to receive a corresponding amount of the Company's new 15% Debentures at par, plus accrued but unpaid interest; that the holders of the Company's Senior Debt were not adversely affected by the Prepackaged Bankruptcy; and that the prior Investment Agreement was superseded by the Second Investment Agreement with the Institutional Investor.

     Subsequently, the Company rejected in the Prepackaged Bankruptcy certain operating lease agreements relating to four warehouse facilities at Watsonville, Oakland and San Francisco, California; and Chicago, Illinois. Properties subject to the leases accounted for approximately $11.7 million of sales and a minimal amount of gross operating margin in fiscal 1995. The outcome of any damage claims resulting from the lease rejections cannot be predicted at this time, but the Company does not believe that the resolutions of such claims will be material.

     The Company believes that the effect of the Plan has been to improve the Company's financial position by postponing the maturity of its subordinated debt and increasing the likelihood that the Company will realize the benefits of its capital expenditures and the continuing expansion of its transportation management activities. The Company remains highly leveraged, however, and will continue to be subject to substantial principal and interest obligations with respect to its indebtedness.


     NEW ACCOUNTING STANDARD
     -----------------------

     The Company has not implemented the requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," although it will be required to do so for fiscal years beginning March 1, 1996 and thereafter. This statement generally requires assessment of recoverability of an asset after events or circumstances that indicate an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. At this time, the Company does not believe there will be an impairment loss to report.

                   PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

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

     On June 19, 1995, the Court approved the motion of the Company requesting the Court (1) to approve the Company's Disclosure Statement dated April 14, 1995 and the Company's procedure for solicitation of votes to accept or reject the Plan, and (2) to confirm the Plan. The Plan became effective on June 30, 1995.

     As part of the bankruptcy proceedings, the Company has rejected certain lease agreements relating to four warehouse facilities resulting in the filing of lease rejection claims by two landlords. The Company does not believe that the resolution of such claims will have a material adverse effect upon the Company, but there can be no assurance as to the outcome of such proceedings.

     For additional information with respect to the Plan, see Part I, Item 2. -"Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part I, Item 1 -
     Note 2 to Consolidated Financial Statements.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits

          10.1 Employment Agreement dated November 1, 1995 between the Company and Ronald H. Dykehouse

          10.2 Form of Employment Agreement dated August 1, 1995 between the Company and certain named executive officers, and schedule

          10.3 Form of Covenant Not to Compete and Consulting and
               Non-Disclosure Agreement between the Company and certain named executive officers, and schedule


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


                                AMERICOLD CORPORATION



                               /s/   Joel M. Smith
                               ---------------------------------
                               JOEL M. SMITH, Senior Vice
                               President and Chief Financial
                                            Officer





Date:    January 16, 1996

                            FORM 10-Q


                          Exhibit Index


Exhibit                                                     Page
-------                                                     ----


(a)  Exhibits

     10.1 Employment Agreement dated November 1, 1995 between the Company and Ronald H. Dykehouse

     10.2  Form of Employment Agreement dated August 1,
           1995 between the Company and certain named executive officers, and schedule

     10.3  Form of Covenant Not to Compete and
           Consulting and Non-Disclosure Agreement
           between the Company and certain named
           executive officers, and schedule

(11)   Statement re Computation of Per Share
       Earnings

(27)   Financial Data Schedule