Form 10-Q/A
period 1995-11-30
AMERICOLD CORP /OR/
filed 1996-01-17
CIK 811119

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q/A
                        Amendment No. 1

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


RESULTS OF OPERATIONS
---------------------

     THIRD QUARTER RESULTS
     ---------------------

     Net sales increased 44.4% from $60.2 million for the third quarter of fiscal 1995 to $86.9 million for the third quarter of fiscal 1996. The increase is principally related to an increase in transportation management services. Transportation management sales in the quarter have increased 510.2% from the corresponding quarter in fiscal 1995 due to the outsourcing to the Company of additional transportation management responsibilities by three customers. Warehousing sales have increased 3.5% from the corresponding quarter in fiscal 1995.

     Cost of sales increased 66.5% from $37.4 million for the third quarter of fiscal 1995 to $62.2 million for the third quarter of fiscal 1996. The increase is principally related to increased volume of transportation management services, which required increases in transportation capacity purchased from carriers and the addition of new employees.

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

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-Q filed January 16, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMERICOLD CORPORATION



                               /s/   Joel M. Smith
                               ---------------------------------
                               JOEL M. SMITH, Senior Vice
                               President and Chief Financial
                                            Officer





Date:    January 17, 1996