Form 10-K405
period 1996-02-29
AMERICOLD CORP /OR/
filed 1996-05-29
CIK 811119

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     February 29, 1996; or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                     /X/     Yes          /  /   No

Aggregate market value of voting stock held by non-affiliates on May 1, 1996: $10,855,593 based upon the last known transaction in the voting stock of the Company.

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of May 1, 1996: 4,931,194 shares.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None

Exhibit Index located at page 83.
                      AMERICOLD CORPORATION
                            FORM 10-K

                        TABLE OF CONTENTS
                        -----------------
Part I                                                         Page
- ----------                                                     ----

Item 1.     Business                                             4

Item 2.     Properties                                          13

Item 3.     Legal Proceedings                                   15

Item 4.     Submission of Matters to a Vote of                  16
            Security Holders

Part II
- -------

Item 5.     Market for Registrant's Common Equity               16
            and Related Stockholder Matters

Item 6.     Selected Financial Data                             17

Item 7.     Management's Discussion and Analysis of             18
            Financial Condition and Results of Operations

Item 8.     Financial Statements and Supplementary Data         30

Item 9.     Changes in and Disagreements with Accountants       30
            on Accounting and Financial Disclosure

Part III
- --------

Item 10.     Directors and Executive Officers of the            31
             Registrant

Item 11.     Executive Compensation                             34

Item 12.     Security Ownership of Certain Beneficial           41
             Owners and Management

Item 13.     Certain Relationships and Related Transactions     43

Part IV
- -------

Item 14.     Exhibits, Financial Statement Schedules and        43
             Reports on Form 8-K

SIGNATURES                                                      51
SUPPLEMENTAL INFORMATION                                        52
EXHIBIT INDEX                                                   83

                             PART I

Item 1.     Business

GENERAL
- -------

Americold Corporation ("Americold" or the "Company"), the nation's largest supplier of public refrigerated warehouse space, provides integrated logistics services for the frozen food industry. These services, consisting of warehousing and transportation management, are provided through the Company's network of 49 refrigerated warehouses in 16 states and through the Company's refrigerated transportation management unit.

Americold, an Oregon corporation, was founded in 1911, reincorporated in 1931 and, prior to 1984, operated as The Terminal Ice and Cold Storage Company and, subsequently, Termicold Corporation. In December 1982, Americold was acquired by Beatrice Companies, Inc., which combined its public refrigerated warehouse facilities, operating under various names, with Americold. In December 1986, Americold was purchased (the "Acquisition") by a private group consisting of affiliates of Kelso & Company, Inc. ("Kelso"), certain institutional investors, and certain key employees and members of Americold's management (the "Management Group").

On May 9, 1995, the Company filed a prepackaged plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code (the "Prepackaged Bankruptcy"). The principal purpose of the Plan was to reduce the Company's short-term cash requirements with respect to payments due on its senior subordinated indebtedness by extending the maturity of such indebtedness and to adjust certain restrictive financial covenants and other provisions contained in an agreement with one of its principal lenders. The bankruptcy court approved the Plan as filed and it became effective on June 30, 1995. See Part I, Item 3. - "Legal Proceedings," and Part II,
Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As used herein, the terms "Americold" or the "Company" refer to Americold Corporation and its subsidiary unless the context indicates otherwise. All references to fiscal 1994, 1995 and 1996 refer to the years ended the last day of February 1994, 1995 and 1996, respectively.


COMPANY SERVICES
- ----------------

The Company provides frozen food manufacturers with refrigerated warehousing and transportation management services. Integration of these services allows frozen food manufacturers to contract on an outsource basis with a single entity, the Company, for the following services to coordinate and manage the distribution of frozen food products:

                 Americold's Logistics Services

Refrigerated Warehousing Services
Transportation Management Services
- ---------------------------------                     -------------
- ---------------------

Storage                                               Dispatching
Handling                                              Freight Rate
Negotiation
Order Assembly                                        Backhaul
Coordination
Order Management                                      Freight Bill
Auditing
Blast Freezing/Tempering                              Network Flow
Management
Facility Leasing                                      Local/Store
Door Delivery
Facility Operation                                    Order
Consolidation
Inventory Status Information                          Truck Routing
Product Assembly/Packaging                            Distribution
Channel Assessment
Product Recalls

The Company offers these services both on a separate and an integrated basis. The Company also provides services such as electronic order processing, order status information and freight payment to its customers as part of its integrated services, although such services are not billed separately.


     REFRIGERATED WAREHOUSING SERVICES
     ---------------------------------

Since its founding in 1911, the Company has grown to become the largest owner and operator of refrigerated warehouses in the United States. The Company believes it supplies approximately 15% of the total publicly-available freezer storage space in the country, based on the most recent data (October 1995) published by the United States Department of Agriculture and the data most recently prepared by the International Association of Refrigerated Warehouses (the "IARW"). As of the last day of February 1996, the Company's network of 49 refrigerated warehouse facilities in 16 states provided a total storage capacity of approximately
228.9 million cubic feet (compared to approximately 230.3 million cubic feet of storage capacity as of the last day of February
1995). Included in the Company's total storage capacity at February 29, 1996 is approximately 2.5 million cubic feet of storage capacity added in Pasco, Washington in July 1995; 5.9 million cubic feet of storage capacity added in Rochelle, Illinois in August 1995; and 2.2 million cubic feet added in Grand Island, Nebraska in November 1995. As part of the Prepackaged Bankruptcy, the Company rejected certain operating lease agreements relating to four underperforming warehouse facilities at Watsonville, Oakland and San Francisco, California; and Chicago, Illinois. These warehouses totaled approximately 12 million cubic feet of storage capacity. Approximately 94% of the storage space operated by the Company is freezer space (zero degrees Fahrenheit and below), with the remaining space comprised of cooler space (28 degrees Fahrenheit and above) and unrefrigerated dry storage space.

Most of the Company's warehouses may be classified as combination production and distribution facilities, although some provide solely production or distribution services. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers of the Company's production warehouses and other customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market.

During the past four years, the Company has implemented new management operating systems and performance standards in its warehouses. The installation of the IBM AS400 warehouse management information system was completed in December 1992 to tie together into a single network with common services all of the Company's locations. To further integrate the Company's services, the Company, using upgraded computer hardware and a combination of purchased and internally developed software, completed in March 1995 a transportation management system which has been fully integrated with the Company's warehouse management system. The Company also offers electronic data interchange to receive customer orders and to transmit product flow and status information to its customers.

The Company has developed several services ancillary to its warehouse freezer operations and intends to continue developing and promoting such services as well as adding incremental freezer, cooler or dry space. Ancillary services include product assembly/ packaging, palletizing, labeling and SUPERCOLD [registered trademark symbol] freezer storage provided at 11 of Americold's facilities for the preservation of products, such as ice cream, which require storage at temperatures as low as 20 degrees below zero (Fahrenheit).


     TRANSPORTATION MANAGEMENT
     -------------------------

The Company has recently expanded its focus to provide integrated warehousing and transportation management services to the frozen food industry.

To expand its transportation management business, the Company has consolidated its transportation management functions, added staff resources and improved its transportation management information systems capabilities, including integrating these systems with the Company's warehouse information systems. Utilizing its network of IBM AS400 computers, its transportation management and communications software and its multiple warehouse locations, the Company is currently providing integrated warehousing and transportation management services to certain of its customers.

Transportation management services offered by the Company include dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, local/store door delivery, order consolidation, truck routing and distribution channel assessment. The Company also offers services that enable customers to assess the most economical means to store and ship frozen food products. The Company believes that its temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels will enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers using the Company's systems.

In fiscal 1996, the Company began providing a broad range of transportation management services to three subsidiaries of H. J. Heinz Co. ("Heinz"). For each of the subsidiaries, the Company manages the distribution of frozen food products from manufacturing plants through distribution channels to the subsidiaries' customers. In addition, for one of these subsidiaries, the Company also manages the in-bound transportation of over 200 non-frozen ingredients to the subsidiary's manufacturing plants.

In providing transportation management services, the actual freight transportation is performed by carriers who have negotiated rates with the Company. The Company does not own and does not intend to own significant transportation equipment.


REVENUES AND CUSTOMERS
- ----------------------

Americold's net sales for fiscal 1994, 1995 and 1996 are detailed below by activity:

                NET SALES  (Dollars in Millions)

                                          Fiscal 1994
  Fiscal 1995               Fiscal 1996
                                         ---------------
 ---------------          ---------------
                                         Amount       %
 Amount       %           Amount      %
                                         ---------------
 ---------------          ---------------

Logistics
  Warehousing
    Storage                              $ 98.5     49.5%
 $103.4     48.0%         $107.6     38.5%
    Handling                               65.3     32.8%
   70.7     32.9%           76.2     27.2%
    Leasing                                 7.4      3.7%
    7.0      3.3%            7.0      2.5%
    Freezing and other                      9.9      5.0%
   11.4      5.3%           10.6      3.8%
                                         ------   ------
 ------   ------          ------   ------
                                          181.1     91.0%
  192.5     89.5%          201.4     72.0%

  Transportation management services       12.6      6.4%
   18.0      8.3%           74.2     26.5%
                                         ------   ------
 ------   ------          ------   ------
Total logistics                           193.7     97.4%
  210.5     97.8%          275.6     98.5%
Other non-logistics                         5.2      2.6%
    4.7      2.2%            4.2      1.5%
                                          -----    -----
  -----    -----           -----    -----

Total net sales                         $ 198.9    100.0%
$ 215.2    100.0%        $ 279.8    100.0%
                  ======   ======            ======   ======
   ======   ======




Americold's customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. Although the Company provides services to approximately 2,800 customers, in fiscal 1996 the ten largest customers accounted for approximately 65% of total net sales. One customer of the Company, Heinz and subsidiaries, accounted for approximately 39% of the Company's net sales in fiscal 1996. The Company believes that the risk to the Company of losing such large customers has been reduced in several cases through long-term storage and operating agreements and by the fact that services are provided to certain large customers in multiple locations.

At several locations, the Company's production warehouses are located adjacent to customers' processing facilities. Certain of the Company's customers guarantee a minimum quantity of product to be stored in return for guaranteed space pursuant to long-term contracts. At several locations, the Company leases space to manufacturers or distributors on a long-term, fixed-rate basis. At a number of facilities, particularly those located adjacent to customers' processing facilities, a majority of, and in some cases virtually all, business is attributable to a single user of the facility.

Management has observed in the past that to the extent products produced at locations adjoining the Company's facilities are commodities grown in the surrounding area, demand for the products has been more significant to the long-term sales and profitability of the facility than has been the viability of a single producer.


SEASONALITY
- -----------

Warehousing sales are seasonal, depending upon the timing and availability of crops grown for frozen food production and the seasonal build-up of certain products for holiday consumption. The third quarter, ending each November 30, normally represents the strongest sales quarter. Capacity utilization at the Company's facilities varies from season to season, with an average annual capacity utilization of approximately 72%. The Company generally keeps sufficient space available at individual warehouses to meet peak season demand. The Company has experienced similar seasonality in its transportation management business.


COMPETITION
- -----------

Americold operates in an environment in which breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are the principal competitive factors. Since frozen food manufacturers and distributors incur transportation costs which typically are significantly greater than warehousing costs, breadth of total logistics services and warehouse location are major competitive factors. In addition, in certain locations, customers depend upon pooling shipments, which involves combining their products with the products of others destined for the same markets. In these cases, the mix of customers in a warehouse can significantly influence the cost of delivering products to markets. The size of a warehouse is important because large customers prefer to have all of the products needed to serve a given market in a single location and to have the flexibility to increase storage at that single location during seasonal peaks. The Company believes that customers generally will select a warehouse facility based upon the types of services available, service performance and price, if there are several warehouse locations which satisfy its transportation, customer mix and size requirements.

Competition is national, regional and local in nature. There are no significant barriers to entry, permitting a relatively large number of smaller competitors to enter the Company's markets. On the national level, Americold competes with United Refrigerated Services, Inc. ("URS"), United States Cold Storage, Inc., Millard Refrigerated Services and Christian Salvesen, Inc., which, according to statistics compiled by the IARW, accounted for approx-imately 7.5%, 5.5%, 5.1% and 3.0% of public freezer space, respectively, in 1995. On the regional and local level, there are many smaller warehouse operators that compete with the Company. According to data prepared by the IARW, warehouse operators who own or control less than 35 million cubic feet each of refrigerated space or freezer space accounted for approximately 71% of all public refrigerated storage space in 1995. The Company believes that competition from these local and regional competitors is significant because national competitors often do not compete in the same markets as the Company.

The Company believes that if its strategy of providing fully integrated warehousing and transportation management services is successful, the ability to reduce customer's distribution costs resulting from the economies of scale attendant to the movement of large quantities of diverse products through its national network of warehouses will create a marketing advantage not available to smaller competitors. Other companies, such as GATX Corporation and Exel Logistics, Inc., provide transportation management services to shippers, but the Company is not aware of another company's ability to provide such transportation services in conjunction with full service refrigerated warehousing capabilities.

Kelso holds approximately 57% of the common equity of URS and, therefore, owns a controlling interest in both the Company and URS. Kelso has implemented procedures intended to address possible conflicts of interest that might arise from its investment in both URS and the Company. Kelso had considered on a preliminary basis the possibility of a business combination between the Company and URS. Although Kelso continues to have discussions concerning such a combination, there currently are no discussions between Americold and URS.


ORGANIZATION
- ------------

The Company's operations are headquartered in Portland, Oregon. The Company's warehouse facilities are organized into four districts. Each district is managed by a District Manager to whom the respective General Managers report. General Managers are responsible for one to five warehouses and are supported at the district and corporate levels by certain logistics, accounting, marketing, engineering, data processing and operational functions. The Company's transportation management services are managed from the Company's headquarters.


SALES AND MARKETING
- -------------------

Sales responsibility at the Company resides primarily with district and local management who are supported at the national level by the Company's executive and sales and marketing staff. Marketing is principally a corporate management function.

Local sales efforts are supplemented by the national corporate sales, marketing and logistics departments, which supply sales support, logistics analysis, account pricing guidance and advertising, and monitor relationships with large district and national accounts. The Company employs two sales managers and a sales representative, all reporting to a director of sales in Portland, Oregon. The sales managers are based in California and Colorado, while the sales representative is based in Massachusetts. The Company also employs a Senior Vice President, Logistics, based in Portland.

In addition, a primary account manager and pricing contact is assigned to each of the Company's top 100 accounts in order to facilitate services for such customers. Certain customers storing product in multiple facilities, but who are not among the Company's top 100 accounts, are also offered similar contacts. It is the responsibility of each warehouse's or group's management to understand and be responsive to the needs of its individual marketplace and to adapt sales efforts accordingly. Each General Manager actively engages in the sales effort. Although the Company operates nationally, prices charged by the Company tend to reflect local market conditions.

The Company has promoted its logistics services to existing and potential customers through consultations during which the Company presents a range of potential logistics services to that customer. Although the Company has primarily focused on its existing large frozen food manufacturer customers, the Company is also currently approaching retailers, distributors and smaller manufacturers to offer the Company's network of warehouses and transportation management services, which such customers may find more attractive than maintaining or developing their own logistics resources. The Company intends to continue to emphasize integrated warehousing and transportation management services and to pursue other customers who may wish to outsource significant logistics responsibilities to Americold.

The majority of the Company's customers are billed on a monthly basis for warehousing charges. Handling and first period storage is billed upon receipt of the product. Recognition of one-half of the handling revenue is deferred until the product is released. Transportation management customers are generally billed on a shipment by shipment basis.


EMPLOYEES
- ---------

The Company had approximately 2,021 employees as of February 29, 1996. A breakdown of employees by function is set forth below:

                 Employee Breakdown by Function


                                     Number of       Percentage
Function                             Employees        of Total
- --------                             ---------       ----------

Warehousing Services                   1,564            77.4%
Transportation Management Services        48             2.4%
Sales and Marketing                        4             0.2%
Non-Logistics                             27             1.3%
Administration (Warehouse and
  Corporate)                             378            18.7%
                                       -----           -----
      Total                            2,021           100.0%
                                       =====           =====


Approximately 663 of the Company's employees are covered by union contracts. Currently, 23 facilities employ unionized labor, while 26 facilities are non-unionized. Union contracts for individual locations are with the local chapters of national unions, principally the International Brotherhood of Teamsters, and generally have staggered expiration dates. During the past three years, there has been one strike at one warehouse which lasted for approximately four days. The Company believes its relationships with its employees are satisfactory.

As a result of the anticipated continued expansion in transportation management services, the transportation management staff is expected to increase in fiscal 1997.


PATENTS, LICENSES AND TRADEMARKS
- --------------------------------

The Company's operations are not dependent upon any single or related group of patents, licenses, franchises or concessions. The Company's operations are also not dependent upon a single trademark or service mark, although the Company has registered the SUPERCOLD [registered trademark symbol] service mark with the United States Patent and Trademark Office.


RESEARCH AND DEVELOPMENT
- ------------------------

The Company believes that the refrigerated warehouse industry is not one in which research and development has traditionally played a significant role. The Company, however, has made significant expenditures in developing its integrated warehousing and transportation management services, including installing its new computer data processing support system which integrates modern transportation management systems with the Company's warehouse management system. The Company also continues to pursue methods of reducing energy costs at its facilities.


ENVIRONMENTAL COMPLIANCE
- ------------------------

In fiscal 1995, the Company completed its conversion of its last remaining freon-based cooling system to an ammonia-based system. The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local provisions which have been enacted or adopted to regulate or otherwise protect the environment.




ITEM 2.     PROPERTIES

As of February 29, 1996, the Company owned or leased 49 facilities in 16 states. Although most of the facilities are owned by the Company, eight facilities comprising approximately 5.9% of the Company's total cubic feet of storage space are leased or subleased by the Company under operating-type lease arrangements. In addition, four facilities representing approximately 5.4% of the total cubic feet of storage space are leased, in whole or in part, under sale-and-leaseback or capitalized-type lease arrangements. Five facilities, or portions thereof, representing approximately 6.2% of the total cubic feet of storage space, are situated on leased land.

Capacity utilization at the Company's facilities varies from season to season, with an average annual capacity utilization of approximately 72%. All but five of the Company's owned warehouses are currently encumbered as security for the senior secured debt of the Company.

The Company's facilities are typically single-story concrete or insulated panel buildings constructed at dock height elevation, with very heavy insulation and vapor barrier protection. Refrigeration is generally supplied by screw-type compressors in ammonia-based cooling systems. All facilities are served by truck and all but seven are served by rail. Many facilities also have room for expansion.

The following table lists the 49 refrigerated warehouse properties owned or leased by the Company as of February 29, 1996. It also shows the 32 facilities that presently secure the Company's first mortgage bonds, and two facilities that presently secure the mortgage payables.

                REFRIGERATED WAREHOUSE FACILITIES

                                              Total
                                           Storage Space
Type of      Owned or
                                          (Cubic Ft./Mil)
Facility<F1>   Leased
                                          ---------------
- --------     --------
Burbank (W. Magnolia Blvd.), California         0.8
P/D       Owned
Fullerton (S. Raymond Ave.), California         4.0
P/D       Leased<F2>
Los Angeles (Corona St.), California            0.7
D         Leased<F2>
Los Angeles (Jesse St.), California             2.7
P/D       Owned<F5>
Pajaro (Salinas Rd.), California                0.8
P/D       Leased<F2>
Turlock (5th St.), California                   2.5
P/D       Owned<F5>
Turlock (S. Kilroy Rd.), California             3.0
P/D       Owned<F5>
Watsonville (W. Riverside Dr.), California      5.2
P/D       Owned<F3><F5>
Watsonville (Second St.), California            1.5
P/D       Leased<F2>
Denver (E. 50th St.), Colorado                  2.8
P/D       Owned<F3>/Leased<F4><F5>
Denver (N. Washington St.), Colorado            0.5
P/D       Leased<F2>
Bartow (U. S. Highway 17), Florida              1.2
P/D       Owned<F3><F5>
Plant City (S. Alexander St.), Florida          0.9
P/D       Owned
Tampa (N. 50th St.), Florida                    4.1
P/D       Owned/Leased<F4>
Tampa (S. Lois Ave.), Florida                   0.4
D         Owned
Tampa (Shoreline Dr.), Florida                  0.8
D         Owned<F3>
Burley (U.S. Highway 30), Idaho                 7.8
P/D       Owned<F3><F6>
Nampa (4th St. N.), Idaho                       8.0
P         Owned<F5>
Chicago (S. Blue Island Ave.), Illinois         2.9
P/D       Leased<F2>
Rochelle (Americold Drive), Illinois            5.9
D         Owned<F5>
Bettendorf (State St.), Iowa                    8.9
P/D       Owned<F5>
Fort Dodge (Maple Dr.), Iowa                    3.7
D         Owned<F5>
Kansas City (Inland Dr.), Kansas               35.2
P/D       Owned<F5>
Portland (Read St.), Maine                      1.8
P/D       Owned
Boston (Widett Ci.), Massachusetts              3.1
P/D       Owned<F5>
Gloucester (E. Main St.), Massachusetts         1.9
P/D       Owned<F5>
Gloucester (Railroad Ave.), Massachusetts       0.3
P/D       Owned<F5>
Gloucester (Rogers St.), Massachusetts          2.8
P/D       Owned<F5>
Gloucester (Rowe Sq.), Massachusetts            2.4
P/D       Owned<F5>
Watertown (Pleasant St.), Massachusetts         4.7
P/D       Owned<F5>
Grand Island (E. Roberts St.), Nebraska         2.2
P/D       Leased<F2>
Brooks (Brooklake Rd.), Oregon                  4.8
P         Owned<F5>
Hermiston (Westland Rd.), Oregon                4.0
P         Owned<F5>
Milwaukie (S. E. McLoughlin Blvd.), Oregon      4.7
D         Owned<F5>
Ontario (N. E. First St.), Oregon               8.1
P         Leased<F4><F6>
Salem (Portland Rd. N.E.), Oregon              12.5
P/D       Owned<F5>
Woodburn (Silverton Rd.), Oregon                6.3
P/D       Owned<F5>
Fogelsville (Mill Rd.), Pennsylvania           14.0
D         Owned/Leased<F4><F5>
Murfreesboro (Stephenson Dr.), Tennessee        2.9
P/D       Owned<F5>
Clearfield (South St.), Utah                    8.6
P/D       Owned<F5>
Burlington (S. Walnut), Washington              4.7
P/D       Owned<F5>
Connell (W. Juniper St.), Washington            5.7
P         Owned
Kent (S. 190th St.), Washington                 1.0
D         Leased<F2>
Moses Lake (Wheeler Rd.), Washington            7.3
P/D       Owned<F5>
Pasco (Industrial Way), Washington              2.5
P         Owned<F5>
Walla Walla (4-14th Ave. S.), Washington        3.1
P         Owned<F5>
Wallula (Dodd Rd.), Washington                  1.2
P/D       Owned<F5>
Plover (110th St.), Wisconsin                   9.4
P/D       Owned<F5>
Tomah (Route 2), Wisconsin                      4.6
P         Owned<F5>
                                              -----
                                              228.9
                                              =====
- ----------------------

<F1>    "P" designates a production facility.
        "D" designates a distribution facility.
        "P/D" designates a facility that is used for both
production and distribution.
<F2>    Operating lease.
<F3>    Building owned by the Company; land is leased.
<F4>    Capitalized lease.
<F5>    Security for Company's first mortgage bonds.  See Note 7 to
Consolidated Financial Statements as of
        the last day of February 1995 and 1996.
<F6>    Security for mortgage payable.

/TABLE

ITEM 3.     LEGAL PROCEEDINGS


On May 9, 1995, the Company filed the Plan under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (Case No. 395-33058elp11) in the Prepackaged Bankruptcy. On the filing date, the Plan had received approval from both of the classes of debtholders entitled to vote on the Plan. A hearing was held on June 19, 1995 to consider the motion of the Company requesting the Bankruptcy Court (1) to approve the Company's Disclosure Statement dated April 14, 1995 and the Company's procedure for solicitation of votes to accept or reject the Plan, and (2) to confirm the Plan. The Bankruptcy Court granted the motions and confirmed the Plan on June 19, 1995, and the Plan became effective on June 30, 1995. As a part of the Prepackaged Bankruptcy, the Company also rejected certain lease agreements relating to four warehouse facilities. In late fiscal 1996, the Company settled all lease rejection issues with the lessor of three properties located in Watsonville, Oakland and San Francisco, California. Such settlement did not involve the payment of any damages by the Company. The outcome of any damage claim resulting from the remaining lease rejection related to the Chicago warehouse facility cannot be predicted at this time, but the Company does not believe the resolution of such claim will be material. In addition, the Company has commenced an action for declaratory judgment in bankruptcy seeking certain rights to software pursuant to a contract with Non-Stop Logistics Corporation ("Non-Stop"). In the proceeding, Non-Stop has asserted various claims for damages to its business, lost business opportunities and lost profits. Although the memorandum setting out the basis for such claims is unclear as to whether certain damages are claimed separately or in the aggregate, Non-Stop appears to allege damages in amounts ranging from approximately $6.0 million to $33.0 million. The Company believes these claims to be without merit and intends to pursue such litigation vigorously. For additional information with respect to the Plan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

The Company maintains property, liability and warehouseman's legal liability insurance in amounts which it believes are consistent with industry practice and adequate for its operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of stockholders during the fourth quarter of fiscal 1996.




                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS



MARKET INFORMATION
- ------------------

The Company's common stock is not listed on a securities exchange or traded through an inter-dealer quotation system. There is no established public trading market for the Company's common stock.
However, there are occasional trades through certain broker/dealers.


STOCKHOLDERS
- ------------

As of May 1, 1996, there were 4,931,194 shares of the Company's common stock outstanding, held by approximately 83 stockholders of record. See also Part III, Item 12.


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

                                             Year Ended   Year
Ended   Year Ended   Year Ended   Year Ended
                                              last day     last day
   last day     last day     last day
                                                 of           of
        of           of           of
                                              February     February
   February     February     February
                                                1992         1993
       1994         1995         1996
                                              --------     --------
   --------     --------     --------
Income Statement Data:
  Net sales                                   $ 200,680    $
196,130    $ 198,887    $ 215,207    $ 279,788
  Income (loss) before extraordinary
     item and cumulative effect of
     accounting principle change                 (5,493)
(8,150)     (11,039)       5,564       (8,080)
  Extraordinary loss, net of income
     tax benefit                                      -
- -       (1,848)           -       (1,794)
  Cumulative effect of accounting
    principle changes                                 -
- -      (64,234)           -            -
  Net income (loss)                              (5,493)
(8,150)     (77,121)      5,564        (9,874)
  Income (loss) per share:
    Income (loss) before extraordinary
      item                                        (1.24)
(1.80)       (2.39)       1.00         (1.76)
    Extraordinary item                                -
- -         (.38)          -          (.37)
    Cumulative effect of accounting
      principle changes                               -
- -       (13.23)          -             -
    Net income (loss) per common share            (1.24)
(1.80)      (16.00)       1.00         (2.13)
  Cash dividends declared per
    common share                                      -
- -            -           -             -

Balance Sheet Data:
  Total assets                                $ 483,841    $
490,151    $ 528,703   $ 544,595      $526,992
  Long-term debt                                435,133
443,003      467,337     442,912       461,667
  Preferred stock                                 4,204
4,773        5,348       5,789         5,771
  Common stockholders' deficit                  (16,882)
(25,175)    (102,577)    (97,747)     (107,440)


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

     DEVELOPMENT OF TRANSPORTATION MANAGEMENT SERVICES - In recent quarters, the Company has experienced increased interest by customers in procuring transportation management services from the Company. In this regard, the Company entered into arrangements in the first half of fiscal 1996 pursuant to which it is providing such services to three subsidiaries of one large customer. Transportation management services provided to these three customers account for substantially all of the increase in the Company's transportation management revenues in fiscal 1996. The Company has made proposals to offer similar services to certain other potential customers by emphasizing its full-service logistics expertise and warehouse industry position which enable customers to obtain services to support the distribution of frozen food products from a single provider.

The maintenance and continued growth of transportation management services revenues is dependent upon meeting customer expectations. Due to the complexity of implementing and coordinating several interrelated systems, the Company encountered start-up difficulties in achieving agreed-upon service levels with respect to the introduction of certain transportation management services for certain customers in the latter part of fiscal 1996. In light of remedial actions taken by the Company and based on discussions with such customers, the Company believes that it has overcome such difficulties. There can be no assurance, however, that the Company will not encounter difficulties in the future or that such difficulties, if encountered, would not adversely affect operating income or customer relationships. The Company believes, however, that its transportation management activities may lead to stronger customer relationships and increased revenues in the higher-margin warehousing business.

As the Company does not invest in or own transportation equipment, the Company has entered into contracts with independent carriers to provide freight transportation at negotiated rates. Accordingly, the margins that the Company earns in providing transportation management services are lower than for its warehousing services.


     DEVELOPMENT OF REFRIGERATED WAREHOUSE PROPERTIES - The Company continually evaluates the need for warehouse space and intends to pursue growth of its refrigerated warehouse business both by expanding its network of warehouses and by expanding existing facilities in response to customer requirements. Since August 1994 (mid-fiscal 1995), the Company has added approximately 15.1 million cubic feet of storage capacity in five locations. Two of such facilities became operational in fiscal 1995, and one in the second quarter and two in the third quarter of fiscal 1996. The increase, net of warehouse closures discussed below, represents a 1.4% increase in available warehouse space. The Company is currently working toward the development of several new warehouses which include the acquisition of 2.1 million cubic feet and the construction of 16.8 million cubic feet of new refrigerated warehouse space. The Company intends to finance such expansion primarily through lease financing pursuant to an existing commitment and from other financing sources. See " - Liquidity and Capital Resources - Capital Resources."

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

     PREPACKAGED BANKRUPTCY - During the first quarter of fiscal 1996, the Company solicited acceptance of the Plan in the Prepackaged Bankruptcy. The principal purpose of the Plan was to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness by extending the maturity on such indebtedness from May 1997 to November 2007 and to adjust certain restrictive financial covenants and certain other provisions contained in an agreement with one of its principal lenders. Each holder of the Company's 11% Senior Subordinated Debentures due 1997 ("11% Debentures") received a corresponding amount of the Company's new 15% Senior Subordinated Debentures due 2007 ("15% Debentures") at par, plus accrued but unpaid interest. The Company received approval from the classes of debtholders entitled to vote on the Plan and, on May 9, 1995, filed the Plan as approved with the United States Bankruptcy Court for the District of Oregon. On June 19, 1995, the Court approved the Company's Plan, and on June 30, 1995, the Plan became effective. The Company was debtor-in-possession during the proceedings. See -"Liquidity and Capital Resources - Capital Resources - Effect of Prepackaged Bankruptcy."

For fiscal 1996, the Company incurred approximately $7.3 million in reorganization fees and expenses related to the Prepackaged Bankruptcy. In addition, the write-off of unamortized original issue discount and unamortized issuance costs related to the exchange of the 11% Debentures and the repurchase of $10.0 million in principal amount of the Company's 11.45% First Mortgage Bonds, Series A Bonds due 2002 ("Series A Bonds") in the Prepackaged Bankruptcy resulted in an extraordinary loss, net of taxes, of approximately $1.8 million in the same period.

     OFFERING OF SENIOR SUBORDINATED NOTES - Subsequent to the end of fiscal 1996, on April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior
Subordinated Notes due 2008. The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 all of the 15%
Debentures.

     EFFECT OF THE ACQUISITION - In December 1986, Kelso, certain institutional investors and the Management Group purchased the Company. The Company's operating results and cash flow have been and will continue to be materially affected by the indebtedness incurred to finance the Acquisition. For fiscal 1995 and 1996, interest expense, principally related to debt incurred to finance the Acquisition, totaled $55.3 million and $56.6 million, respectively.

     EFFECT OF KANSAS CITY FIRE - In December 1991 a fire began at the Company's Kansas City, Kansas underground warehouse, the Company's largest warehouse facility. Due to its underground location, the fire required an extended period to extinguish. As a result of the fire, the Company's warehousing activities in Kansas City have operated at a substantially reduced level due to loss of public storage and lease customers. Although a substantial portion of the Kansas City warehouse facility has been restored to its pre-fire condition, the Company is unable to predict its ability to return the facility to pre-fire operating volumes and profits. The Company settled its first party claims with its insurance carriers for business interruption losses, property damage and out-of-pocket expenses with respect to the fire and recognized in the third quarter of fiscal 1995 approximately $17.0 million as a gain on insurance settlement.

HISTORICAL INCOME STATEMENT INFORMATION
- ---------------------------------------

The following table sets forth, for the fiscal years ended the last day of February 1994, 1995 and 1996, respectively, certain consolidated financial data for the Company, expressed as a percentage of net sales, and the percentage changes in the dollar amount as compared to the prior period.

                                          Percentage of Net Sales
                 Period-to-Period

                      Change
                                           Last Day of February
               -------------------
                                       ----------------------------
- -              1994 to     1995 to
                                       1994         1995
1996              1995        1996
                                       ----         ----        ---
- -              ----         ----

Net sales                             100.0%       100.0%
100.0%              8.2%       30.0%
Cost of sales                          63.5%        64.2%
69.7%              9.4%       41.1%
Amortization of cost in excess
  net assets acquired                   1.3%         1.2%
1.0%              0.2%        9.4%
Selling and administrative
  expenses                             13.6%        12.1%
10.2%             (4.2)%       9.9%
Employee stock ownership plan
  expense                               0.0%         0.3%
0.3%              N/M         0.0%
Gross operating margin                 21.6%        22.2%
18.8%             11.3%       10.4%
Interest expense                       27.9%        25.7%
20.2%             (0.1)%       2.3%
Amortization of debt issuance
  costs                                 0.6%         0.6%
0.3%              2.2%      (24.5)%
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting principle
  changes                              (6.2)%        5.0%
(4.1)%           188.3%     (206.6)%
Provision (benefit) for income taxes   (0.6)%        2.4%
(1.2)%           541.8%     (165.5)%
Income (loss) before extraordinary
  item and cumulative effect of
  accounting principle changes         (5.6)%        2.6%
(2.9)%           150.4%     (245.2)%
Extraordinary loss, net
  of income tax benefit                (0.9)%        0.0%
(0.6)%             N/M         N/M
Cumulative effect of accounting
  principle changes                   (32.3)%        0.0%
0.0%              N/M        0.0%
Net income (loss)                     (38.8)%        2.6%
(3.5)%           107.2%     (277.5)%

N/M = Not meaningful


RESULTS OF OPERATIONS
- ---------------------

     NET SALES - The Company's net sales increased 30.0% from
$215.2 million for fiscal 1995 to $279.8 million for fiscal 1996, reflecting a substantial increase in transportation management sales as well as a 4.6% increase in warehousing sales.

Warehousing sales increased from $192.5 million for fiscal 1995 to $201.4 million for fiscal 1996, principally due to a 4.1% increase in storage revenue and a 7.8% increase in handling revenue. The increase in storage revenue is primarily due to price increases and changes in product mix, as storage volume remained stable at approximately 1.56 billion pounds stored on average per month in each of the two years.

The 7.8% increase in handling revenue resulted primarily from a 4.3% increase in volume of product handled, with the remaining increase due to price increases and changes in product mix. For fiscal 1995, 20.0 billion pounds of product were handled by the Company compared with 20.9 billion pounds during fiscal 1996.

Although the Company has previously disclosed a customer's intention to relocate by late fiscal 1997 a significant portion of the customer's storage volume from one of the Company's warehouses to a new warehouse to be constructed by a competitor closer to one of the customer's production facilities, the Company has been advised that the customer has reassessed such relocation. The customer has notified the Company that it intends to maintain its current levels of storage volume in the Company's warehouse through at least the first quarter of fiscal 1998. Also, the Company believes that the customer has not reached a final decision to relocate such business. The Company believes that if the final decision is made to relocate such business, the Company will be allowed to participate in proposals to provide warehousing services in such new location. If such storage volume is relocated, the Company believes that it will secure replacement business to recover a substantial portion of the gross operating margin represented by such storage volume, but there can be no assurance in this regard.

Transportation management sales increased 312.2% from $18.0 million for fiscal 1995 to $74.2 million for fiscal 1996, due to the outsourcing to the Company of significant additional transportation management responsibilities by three subsidiaries of Heinz.

Other non-logistics sales (quarry sales) decreased 11.0% from $4.7 million for fiscal 1995 to $4.2 million for fiscal 1996. The Company has terminated its previously disclosed discussions related to the possible sale of the quarry and is currently considering its options with respect to such operations.

Net sales increased 8.2% from fiscal 1994 to fiscal 1995. The increase in warehousing sales was primarily the result of increases in storage and handling revenue due to the increased storage of vegetables attributable to the strong vegetable harvest in the Midwest in fiscal 1995. Transportation management sales increased 42.9% in fiscal 1995 due to the start-up by one customer of a distribution program during the year.

     COST OF SALES - Cost of sales increased 41.1% from $138.1 million for fiscal 1995 to $194.9 million for fiscal 1996. The increased volume of transportation management services, which required increases in transportation capacity purchased from carriers and the addition of new employees, resulted in an approximately $54.7 million increase in cost of sales. In addition, the cost of sales decreased as a result of warehouse additions and closures in the net amount of $1.5 million. See " - Introduction - Development of Refrigerated Warehouse Properties".

Cost of sales as a percentage of net sales increased from 64.2% for fiscal 1995 to 69.7% for fiscal 1996, as handling and transportation management sales, which each have high variable cost requirements, increased from 41.2% of net sales in the prior period to 53.8% in the more recent period.

As the Company does not invest in or own transportation equipment, the Company has entered into contracts with independent carriers to provide freight transportation at negotiated rates. Accordingly, the margins that the Company earns in providing transportation management services are lower than its warehousing services. The Company believes, however, that its transportation management activities may lead to stronger customer relationships and increased revenues in the higher-margin warehousing business.

Cost of sales increased 9.4% from fiscal 1994 to fiscal 1995 as a result of the increased transportation management sales and increased handling volume at the Company's facilities in the more recent period.

     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased 9.9% from $26.0 million for fiscal 1995 to $28.5 million for fiscal 1996. The increase primarily reflects an increase of approximately $1.4 million in salaries and related fringe benefits. Selling and administrative expenses as a percentage of net sales decreased from 12.1% in fiscal 1995 to 10.2% in fiscal 1996 due to the increase in transportation management sales which did not require a corresponding increase in selling and administrative expenses.

Selling and administrative expenses decreased 4.2% from $27.1 million for fiscal 1994 to $26.0 million for fiscal 1995. The decrease primarily reflects a decrease of approximately $0.5 million in professional fees in the more recent period.

     GROSS OPERATING MARGIN - As a result of the increase in warehousing sales, along with the closures of the underperforming warehouse facilities and the increase in transportation management sales, gross operating margin increased 10.4% from $47.8 million for fiscal 1995 to $52.8 million for fiscal 1996.

Gross operating margin increased 11.3% from $43.0 million for fiscal 1994 to $47.8 million for fiscal 1995 as a result of the increased warehouse business.

     INTEREST EXPENSE - Interest expense increased from $55.3 million for fiscal 1995 to $56.6 million for fiscal 1996 as a result of higher overall interest rates partially offset by slightly lower overall borrowings. The increase in interest rates resulted from the exchange in the Prepackaged Bankruptcy of the Company's 11% Debentures for the new 15% Debentures. Subsequent to the end of fiscal 1996, the Company refinanced the 15% Debentures. See "Introduction - Offering of Senior Subordinated Notes," above.

Interest expense decreased from $55.4 million in fiscal 1994 to $55.3 million for fiscal 1995 as a result of slightly lower average borrowings.

     GAIN ON INSURANCE SETTLEMENT - The one-time gain in fiscal 1995 reflects the gain on insurance settlement of approximately $17.0 million related to the Company's settlement with its insurance carriers of its first party claims for business interruption losses, property damage and out-of-pocket expenses incurred with respect to the Kansas City fire.

     REORGANIZATION EXPENSES - Reorganization expenses of approximately $7.3 million reflect the expenses incurred in fiscal 1996 for professional services related to the Prepackaged
Bankruptcy including investment banking, accounting and legal fees.

     INCOME (LOSS) - The Company's income before income taxes and extraordinary item for fiscal 1995 was $10.8 million, compared to a loss of $11.5 million for fiscal 1996. The decrease in income between the two periods is due to the approximately $7.3 million in fiscal 1996 of reorganization expenses incurred during fiscal 1996 and the recognition by the Company of an approximately $17.0 million gain in fiscal 1995 from the insurance settlement related to the Kansas City, Kansas fire. These two factors were offset in part by improved earnings from operations in fiscal 1996.

The Company's loss before income taxes, extraordinary item and cumulative effect of accounting changes for fiscal 1994 was $12.2 million compared to income of $10.8 million in fiscal 1995, primarily the result of the insurance settlement referred to above.

     EXTRAORDINARY ITEM - In connection with the exchange of the Company's 11% Debentures for the 15% Debentures and the repurchase of the $10.0 million of Series A Bonds in the Prepackaged Bankruptcy, unamortized original issue discount of approximately $2.0 million and unamortized issuance costs of approximately $1.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million in fiscal 1996.

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

The Company has not implemented the requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," although it will be required to do so for fiscal years beginning March 1, 1996 and thereafter. SFAS No. 123 generally requires assessment of recoverability of an asset after events or circumstances that indicate an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. At this time, the Company does not believe there will be an impairment loss to report.

The Company has not implemented the requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), although it will be required to do so for fiscal years beginning March 1, 1996 and thereafter. SFAS No. 123 requires that, except for transactions with employees that are within the scope of Accounting Principles Board Opinion No. 25 ("APB No. 25"), all transactions in which goods or services are the consideration received for the issuance of equity instruments are to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25.
Entities electing to follow the accounting methods of APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has not implemented SFAS No. 123 nor has it determined whether to elect to continue using APB No. 25 and make the necessary SFAS No. 123 pro forma disclosures.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company believes it has sufficient liquidity and capital resources to meet its needs related to the payment of interest expense, the continued operation and maintenance of its warehouses, the continued operation and planned expansion of its transportation management business and to fund limited growth in warehouse investments. Anticipated growth in the volume of transportation management services is not expected to consume significant capital resources. Although the Company's internal resources for new warehouse acquisition or construction are limited, the Company has arranged for up to $25.0 million in lease financing for new warehouse facilities from a finance company (the "Lease Line").
See " - Capital Resources." The Company plans to finance its warehouse expansion program principally through lease financing, and the Company believes it has the ability to finance all of its fiscal 1997 expansion projects from the Lease Line, similar lease financing or mortgage financing. In light of the significant debt obligations due between fiscal 2000 and fiscal 2008, the Company continues to need to increase operating cash flow and seek external sources for refinancing. To the extent such operating cash flow growth will result from warehouse capacity growth, the Company will also be required to obtain additional interim sources of financing.

LIQUIDITY
- ---------

     OPERATING CASH FLOW - Net cash flow from operating activities, representing cash provided from operations, is used to fund capital expenditures and meet debt service requirements. Operating cash flow reported for any one period is sensitive to the timing of the collection of receivables and the payment of payables.

Net cash flow from operating activities as reported in the Company's consolidated financial statements decreased from $12.7 million for fiscal 1995 to $12.6 million for fiscal 1996. The decrease is due to the reorganization fees and expenses associated with the Prepackaged Bankruptcy and changes in certain working capital items. The Company's operating cash flow would have been $19.9 million for fiscal 1996 without reorganization fees and expenses of $7.3 million. Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) for fiscal 1994, 1995 and 1996 totaled $65.9 million, $71.6 million and $76.6 million, respectively. Interest expenses, net of amortization of original issue discount, totaled $54.2 million, $54.0 million and $56.2 million, respectively. As a result of increased taxable earnings and the reversal of deferred tax liabilities, the Company anticipates that cash tax payments will increase. See Note 11 of Notes to Consolidated Financial Statements as of the last day of February 1995 and 1996.

     WORKING CAPITAL - The Company's working capital position at fiscal 1996 year end was $3.2 million. This position compares to a negative $14.9 million at fiscal 1995 year end. Working capital increased due to the effects of the Prepackaged Bankruptcy. Under the Plan, approximately $28.8 million of senior subordinated debt payments were postponed from May 1995 until fiscal 2008, which reduced the current portion of long-term debt. Partially offsetting this decrease in the current portion of long-term debt, as part of the reorganization proceedings, the Company repurchased for cash $10.0 million in principal amount of long-term Series A Bonds.

The Company's typical negative working capital position has not historically affected its ability to meet its cash operating needs. The Company, however, in fiscal 1995 experienced a shortfall in working capital necessary to make the fiscal 1995 and fiscal 1996 sinking fund payments required with respect to the 11% Debentures, leading to the Prepackaged Bankruptcy. See "Capital Resources - Effect of Prepackaged Bankruptcy" below.

CAPITAL RESOURCES
- -----------------

The existing credit agreement ("Bank Credit Agreement") with the Company's principal bank provides an aggregate availability of $27.5 million, which may be used for any combination of letters of credit (not to exceed $10.0 million) and revolving cash borrowings for general working capital purposes, subject to borrowing base limitations. The borrowing base for both cash borrowings and letter of credit amounts equals 85% of eligible accounts receivable pledged to the bank plus, at the option of the Company, 70% of the value of all real property mortgaged to the bank, up to a maximum of $27.5 million. The Company has not mortgaged any properties under the Bank Credit Agreement. The Bank Credit Agreement, which matures on February 28, 1999, requires a 30-day resting period (during which there may be no outstanding borrowings) in fiscal 1997, and requires two such periods during each of fiscal 1998 and fiscal 1999. The Bank Credit Agreement also contains certain restrictive covenants, including financial covenants.

Based on eligible accounts receivable as of February 29, 1996, the Company had an available credit line of $21.2 million, of which $7.2 million was used for letters of credit, principally related to leasing commitments and workers' compensation reserves. No cash borrowings were outstanding.

The Lease Line, for which the financing company signed a commitment letter in November 1995, is available to finance, subject to meeting certain conditions, the construction or acquisition of new warehouses or the expansion of existing warehouses which are not pledged as collateral security for senior debt. The Company intends to finance several of the planned warehouse additions with the new Lease Line. The terms of each lease financing will be
separately established.   The Lease Line commitment expires
December 31, 1996. The lease rate will be fixed at the time of funding each property, and will be based on a spread over seven-year Treasury Bills. The first funding of approximately $5.6 million closed in late fiscal 1996 with respect to the Company's recently completed Grand Island, Nebraska facility.

     CAPITAL EXPENDITURES - Expenditures for property, plant and equipment for fiscal 1996 totaled $35.0 million, of which approximately $26.7 million related to warehouse expansions. Of the $26.7 million, all but approximately $.2 million of the expenditures were funded from sources other than net cash flow from operations. Two new warehouse facilities, in Pasco, Washington and Rochelle, Illinois, were funded with approximately $18.6 million of escrow funds established with the proceeds from the sale of the Company's 11.5% First Mortgage Bonds, Series B due 2005 and available under the indenture governing the Company's first mortgage bonds ("Bond Indenture"); and the Grand Island, Nebraska facility was funded from the Lease Line.

As a result of the expenditures described above, the Company has exhausted substantially all of the escrowed funds under the Bond Indenture, except for approximately $4.8 million from the insurance proceeds from the Kansas City fire. In late fiscal 1996, the Company submitted to the trustee under the Bond Indenture an accounting of restoration expenses incurred to date at the Kansas City warehouse facility. Based on such submission, the Company has requested that the $4.8 million be released to the Company.

The projects the Company is currently exploring for fiscal 1997 would require the expenditure of up to $37.4 million, of which $19.6 million is presently committed. The Company plans to finance its warehouse expansion program principally through lease financing, and the Company believes it has the ability to finance all of its fiscal 1997 expansion projects from the Lease Line, similar lease financing or mortgage financing. Certain capital expenditures originally planned for late fiscal 1996 will be deferred until early fiscal 1997, and certain capital expenditures originally planned for early fiscal 1997 are expected to be deferred until late fiscal 1997, resulting in corresponding delays in the realization of benefits from such investments.

Expenditures, including capital leases, for property, plant and equipment for fiscal years 1994, 1995 and 1996 totaled $9.9 million, $14.3 million and $35.0 million, respectively, as summarized in the following table:

                 Historical Capital Expenditures
                          (In Millions)

                                                     Fiscal year
Ended Last
                                                        Day of
February
                                                  -----------------
- --------
                                                   1994      1995
   1996
                                                  ------    ------
 ------

Routine replacements/betterments                  $  2.7    $  5.5
 $  3.9
Revenue enhancements or cost reductions              1.9       1.9
    4.5
Expansions                                           5.3       6.9
   26.7
                                                  ------    ------
 ------
Total                                             $  9.9    $ 14.3
 $ 35.0
                                                  ======    ======
 ======

Cash Portion of Capital Expenditures<F1>          $  8.9    $ 13.2
 $ 34.2
                                                  ======    ======
 ======

<F1>    The cash portion of capital expenditures for all periods
was funded from escrow funds available
        under the Bond Indenture and net cash flow from operations. The non-cash portion of capital expenditures was funded from capital leases.


     EFFECT OF PREPACKAGED BANKRUPTCY - The Bankruptcy Court approved the Plan on June 19, 1995 and the Plan became effective on June 30, 1995. The Plan as approved provided, among other things, that each holder of the Company's then outstanding 11% Debentures was entitled to receive a corresponding amount of the Company's new 15% Debentures at par, plus accrued but unpaid interest; that the holders of the Company's senior debt were not adversely affected by the Prepackaged Bankruptcy; and that the prior investment agreement was superseded by the Second Amended and Restated Investment Agreement dated as of May 5, 1995 between the Company and Metropolitan Life Insurance Company.

The Company rejected in the Prepackaged Bankruptcy certain operating lease agreements relating to four warehouse facilities at Watsonville, Oakland and San Francisco, California; and Chicago, Illinois. Properties subject to the leases accounted for approximately $11.7 million of sales and a minimal amount of gross operating margin in fiscal 1995. In late fiscal 1996, the Company settled all lease rejection issues with the lessor of three of the facilities located in Watsonville, Oakland and San Francisco, California. Such settlement did not involve the payment of any damages by the Company. The outcome of any damage claim resulting from the remaining lease rejection of the Chicago warehouse facility cannot be predicted at this time, but the Company does not believe that the resolution of such claim will be material.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements as of the last day of February 1995 and 1996 and related information listed below, are set forth on pages 54 through 82 of this report.


                 TITLE                             PAGE
               ---------                           ----

Independent Auditors' Report                        53

Consolidated Balance Sheets as of the last day
  of February 1995 and 1996                         54

Consolidated Statements of Operations for years
  ended the last day of February 1994, 1995 and
  1996                                              56

Consolidated Statements of Common Stockholders'
  Deficit for years ended the last day              57
  of February 1994, 1995 and 1996

Consolidated Statements of Cash Flows for years
  ended the last day of February 1994, 1995 and
  1996                                              58

Notes to Consolidated Financial Statements as
  of the last day of February 1995 and 1996         60



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Americold as of May 1, 1996 are as follows:

        NAME          AGE             TITLE
        ----          ---             -----

Ronald H. Dykehouse    54     Chairman of the Board, President
                                and Chief Executive Officer

Joel M. Smith          52     Senior Vice President, Chief
                                Financial Officer and Director

John P. LeNeveu        49     Executive Vice President,
                                Operations and Sales

F. Stanley Sena        47     Executive Vice President,
                                Transportation and Distribution
                                Logistics

J. Roy Coxe            55     Senior Vice President,
                                Logistics

Ronald A. Nickerson    59     Vice President, Operations

Lon V. Leneve          39     Vice President and Treasurer

Frank Edelstein        70     Director

George E. Matelich     39     Director

James C. Pigott        59     Director

William A. Marquard    75     Director


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

     JOEL M. SMITH has been Senior Vice President and a director of the Company since December 1986. Mr. Smith has been the Chief Financial Officer of Americold since 1978 and a Vice President since 1984. In April 1996, Mr. Smith was elected a director of the IARW.

     JOHN P. LENEVEU was named Executive Vice President, Operations and Sales of Americold in July 1995. From July 1991 to 1995, he was Senior Vice President, Operations and Sales. From 1988 to
1991, he was a management consultant with the Institute of Management Resources, an international management consulting company.

     F. STANLEY SENA was named Executive Vice President, Transportation and Distribution Logistics of the Company in July 1995. From August 1991 to 1995, he was Senior Vice President, Administration and Technical Services of the Company. From 1986 to 1990, Mr. Sena was Vice President, Operations, Western Region, and from 1990 to 1991, Mr. Sena was Vice President, Operations of the Company. Since 1994, Mr. Sena has been a board member of the International Frozen Food Association.

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

     LON V. LENEVE was named Vice President in September 1992 and has been Treasurer of Americold since July 1988. Mr. Leneve joined Americold in 1982 and was Controller from 1984 to 1988.

     FRANK EDELSTEIN was elected a director of the Company in 1986. He is currently a consultant to both Kelso and the Gordon+Morris Group, Inc., an investment banking firm. Mr. Edelstein joined Kelso in 1987 and held the position of Vice President at Kelso until 1992. Mr. Edelstein is also a director of Ceradyne, Inc., IHOP Corporation and Arkansas Best Corporation.

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

     WILLIAM A. MARQUARD was elected a director of Americold in June 1987. Mr. Marquard is a director of Treadco, Inc., Mosler, Inc., Earle M. Jorgenson Holding Company, Inc., Earle M. Jorgenson Company, Arkansas Best Corporation and Best Holding Corporation. He is also a director of Kelso.

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

The Compensation Committee for fiscal 1996 consisted of Mr.
Matelich, Mr. Marquard and Mr. Pigott. The Audit Committee for fiscal 1996 consisted of Mr. Matelich, Mr. Edelstein and Mr.
Pigott.

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


STOCKHOLDERS' AGREEMENT
- -----------------------

Certain of the Company's shareholders have agreed, pursuant to the Stockholders' Agreement dated as of December 24, 1986 (as amended, the "Stockholders' Agreement"), that prior to the occurrence of an initial public offering of at least 25% of the outstanding shares of common stock of the Company pursuant to an effective registration statement under the Securities Act, or December 24, 1996, whichever is earlier, sales of shares of common stock by a member of the Management Group are subject to a right of first refusal granted to the Company. See "Principal Shareholders."


ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
- --------------------------

The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company as of the last day of February 1996 for services in all capacities to the Company for the years ended the last day of February 1994, 1995 and 1996.


                       Long-Term
                                     Annual Compensation
                   Compensation Awards
                             --------------------------------------
- -------------      -------------------

    Other                  Option/
   Name and
    Annual                  SARs
Principal Position           Year      Salary    Bonus
Compensation<F1>            No.
- --------------------         ----      ------    --------
 ------------              -----

Ronald H. Dykehouse         1996      $300,000   $213,432
    $      -              $      -
  President, Chairman       1995       300,000    231,000
           -                     -
  & CEO                     1994       300,000     66,608
           -                     -

Joel M. Smith               1996       162,373     93,243
           -                     -
  Sr. Vice President        1995       159,120     98,654
           -                     -
  and CFO                   1994       159,120     29,920
           -                     -

John P. LeNeveu             1996       166,373     92,961
           -                     -
  Exec. Vice President,     1995       159,120     98,654
           -                     -
  Operations & Sales        1994       159,120     29,920
           -                30,000

F. Stanley Sena             1996       160,667     89,773
           -                     -
  Exec. Vice President,     1995       150,320     93,403
           -                     -
  Transportation and        1994       140,712     26,459
           -                     -
    Distribution Logistics

J. Roy Coxe<F2>             1996       150,000     80,558
           -                     -
  Sr. Vice President,       1995       150,000     93,000
           -                     -
  Logistics                 1994        30,192     23,250
           -                30,000

_______________
[FN]
<F1> Consists of the cost of relocation, the value of automobiles, and other miscellaneous fringe benefits. For fiscal years 1994, 1995 and 1996, the amounts did not exceed the lesser of $50,000 or 10% of the named executive officer's annual salary and bonus.

<F2> Mr. Coxe's employment commenced December 20, 1993.



AGGREGATED OPTION TABLE
- -----------------------

The following table sets forth information as to the options held by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company through the end of fiscal 1996.

                                                           Number
of

Unexercised        Value of
                                                           Options
at        Unexercised
                                                            Fiscal
         In-the-Money
                              Shares                       Year-End
        Options at
                            Acquired on       Value
Exercisable/        Fiscal
Name                         Exercise       Realized
Unexercisable       Year-End
- ----                       ------------     --------      ---------
- ----      -----------

Ronald H. Dykehouse               0           $  0
100,000/0       $   0

Joel M. Smith                     0              0
8,278/0           0

John P. LeNeveu                   0              0
12,000/18,000           0

F. Stanley Sena                   0              0
8,279/0           0

J. Roy Coxe                       0              0
12,000/18,000           0




BENEFIT PLAN AND ARRANGEMENTS
- -----------------------------

     MANAGEMENT INCENTIVE PLAN - The Company has a Management Incentive Plan (the "MIP Plan") to provide additional compensation to participants, including executive officers, upon the achievement of certain financial objectives of the Company and individual personal objectives of the participants. The MIP Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee") and is applicable to management employees of Americold and, at the option of the President of the Company, other employees of Americold. The financial objective award is 50% of the total award and is based on attainment of actual operating results as compared to financial targets. The financial targets were established and approved by the Company based upon the annual business plan. The personal objective award is 50% of the total award and is based on attainment of both quantifiable and nonquantifiable goals established at the beginning of the MIP Plan year. Incentive compensation earned under the MIP Plan is computed as soon as possible after the close of the Company's fiscal year and payment is generally made following approval by the Board unless a deferred payment election has been filed with the Company in accordance with the terms of the Plan.

The Board of Directors authorized the payment of approximately $1.6 million in total fiscal 1996 awards pursuant to the MIP Plan.
These awards were paid in May 1996. Incentive compensation earned by the Company's executive officers for the fiscal year ended the last day of February 1996 is included in the Bonus column in the above Summary Compensation Table.

In addition to the MIP Plan, between March 1, 1991 and February 28, 1994, the Company had a Stock Incentive Plan, a long-term incentive plan which was intended to provide additional financial incentives to key employees, including executive officers of the Company.

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

The following table shows the approximate annual retirement benefits payable to employees for life from normal retirement date pursuant to the Retirement Plan before reduction for Social Security payments. The actual retirement benefit to employees is offset by Social Security benefits. Service credited under a retirement plan of the Company's former owners will be recognized by the Retirement Plan for purposes of determining the pension benefits payable under the Retirement Plan.

Estimated years of credited service to date under the Retirement Plan for the individuals named in the Summary Compensation Table are as follows: Mr. Dykehouse, 5 years; Mr. Smith, 17 years; Mr. LeNeveu, 4 years; Mr. Sena, 26 years; and Mr. Coxe, 2 years. Estimated years of credited service at normal retirement date (age
65) under the Retirement Plan for the individuals named in the Summary Compensation Table are as follows: Mr. Dykehouse, 16 years; Mr. Smith, 26 years; Mr. LeNeveu, 20 years; Mr. Sena, 45 years; and Mr. Coxe, 12 years.

                                      Years of Service
                             -------------------------------------
Average Annualized
   Compensation              20          30         40         50
- ------------------        --------    --------   --------    ------

    $100,000              $ 30,000   $ 45,000   $ 60,000   $ 75,000
     125,000                37,500     56,250     75,000     93,744
     150,000                45,000     67,500     90,000    112,500
     175,000                45,000     67,500     90,000    112,500
     200,000                45,000     67,500     90,000    112,500
     300,000                45,000     67,500     90,000    112,500


In addition to the above, certain individuals named in the Summary Compensation Table are entitled to a benefit calculated by using additional years of service credited under supplements to the Retirement Plan. Years of credited service under the supplements for the individuals named in the Summary Compensation Table as of the last day of February 1996 are as follows: Mr. Dykehouse, 0 years; Mr. Smith, 5 years; Mr. LeNeveu, 0 years; Mr. Sena, 0 years; and Mr. Coxe, 0 years. The annual amount to be received at normal retirement date pursuant to the supplements is estimated to be as follows: Mr. Dykehouse, $0 per annum; Mr. Smith, $5,906 per annum; Mr. LeNeveu, $0 per annum; Mr. Sena, $0 per annum; and Mr. Coxe, $0 per annum.

A participant's retirement benefits (excluding any incremental benefit earned under any supplement) under the Retirement Plan plus 50% of Social Security benefits may not exceed 60% of his compensation at retirement after 40 years of service, subject to maximum dollar limitations. See Note 8 of Notes to Consolidated Financial Statements as of the last day of February 1995 and 1996.


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

Management anticipates recommending, and the Board of Directors approving, at the Annual Meeting of Shareholders in June 1996 a $750,000 ESOP contribution for fiscal 1996.


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

An individual exercising options under the Option Plan must become a party to the Stockholders' Agreement. The Option Plan is administered by the Compensation Committee. The Compensation Committee determines the recipients of options granted, the exercise price and the number of shares of common stock subject to each option. Options to purchase common stock are granted at a price not less than 85% of the fair market value on the day that the option is granted. The Board of Directors may amend the Option Plan from time to time. The maximum term of each stock option is ten years. Options become exercisable at such time or times as the Compensation Committee may determine at the time of grant.

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

Information with regard to the grant of options as of the last day of February 1996 under the Plan follows:

Number of Shares
 Subject to         Exercise    Number of Shares    Expiration
  Option             Price        Exercisable          Date
- ----------           -------     -----------         ----------

 89,656              $10.00        89,656          May 1998
100,000              $18.95       100,000          June 2000
 30,000              $21.88        12,000          May 2003
 30,000              $20.40        12,000          December 2003

No options were exercised during fiscal 1996. See Note 9 of Notes to Consolidated Financial Statements as of the last day of February 1995 and 1996.

     OTHER ARRANGEMENTS - In calendar 1995, the Board of Directors authorized employment agreements for certain executive officers of the Company.

On November 1, 1995, the Company entered into an employment agreement with Mr. Dykehouse. The agreement expires on December 16, 1998 and may be extended for one-year periods by mutual agreement. Pursuant to the agreement, Mr. Dykehouse agreed to serve as Chairman of the Board, President and Chief Executive Officer of the Company for a minimum base monthly salary of $25,000 and the right to participate in the MIP Plan (or any other senior management incentive program offered by the Company) and receive all customary employee benefits ("Benefits"). The agreement provides that if during the term of the agreement Mr. Dykehouse is terminated "without cause", as defined, the Company will pay his base compensation through December 16, 1998, employ him as a consultant at his base salary for 24 months beginning January 1, 1999 and provide to him all Benefits through the earlier of the date he obtains other employment and December 16, 2006. The Company is not required to make any such payments if the termination is "for cause," as defined. Among other termination provisions, the agreement provides that Mr. Dykehouse may terminate the agreement with 30 days' written notice if such termination is for "good reason" (as defined), and in such case, Mr. Dykehouse will receive the same treatment as if he were terminated "without cause." The employment agreement contains other customary terms and conditions.

On August 1, 1995, the Company entered into two-year employment agreements with Messrs. Smith, LeNeveu, Sena and Coxe. Each employee agreed to serve in the position and at the minimum base monthly salary as follows: Mr. Smith, Senior Vice President and Chief Financial Officer, $13,666.66; Mr. LeNeveu, Executive Vice President, $14,166.66; Mr. Sena, Executive Vice President, $13,666.67; and Mr. Coxe, Senior Vice President, Logistics, $12,500.00. The agreements provide, among other conditions, that if during the term of the employment agreement the employee is terminated "without cause," as defined, the Company will pay the employee any unpaid base compensation, any benefits accrued to the date of termination and, for 24 months, a monthly amount equal to the last monthly salary amount received. The Company is not required to make any such payment if the termination is "for cause," as defined. The employee may terminate employment upon 30 days' written notice, and the Company will pay such employee an amount equal to either 12 months' salary if such termination is without "good reason," as defined, or 24 months' salary if such termination is for "good reason." The employment agreements contain other customary terms and conditions.

Concurrently with the entering into of the employment agreements, Messrs. Dykehouse, Smith, LeNeveu, Sena and Coxe each also entered into a covenant not to compete and consulting and non-disclosure agreement with the Company. Under these agreements, each individual has agreed not to compete with the Company during the term of his employment with the Company, under the terms of an employment contract or otherwise. Mr. Dykehouse has agreed not to compete with the company for a period of 24 months following termination of employment or until October 31, 2000, whichever is earlier, while the other officers have agreed not to compete with the Company (1) for a 24-month period following termination of his employment or until July 31, 2000, whichever is earlier, if the termination is "for cause," as defined in the employment agreement, or (ii) for a 12-month period or until July 31, 2000, whichever is earlier, if the employee terminates employment with or without "good reason," as defined in the employment agreement. Subject to certain exceptions, each individual has further agreed to be available for employment as a consultant to the Company following termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


     The following table sets forth information regarding the beneficial ownership of common stock as of May 1, 1996 by (i) each person known by the Company to own more than five percent of its common stock, (ii) each director of the Company, (iii) each named executive officer, (iv) all directors and officers as a group and
(v) the Management Group:




                      Percent of

Number of               Outstanding
Name and Address
Shares                    Shares
- ----------------                                                 --
- -------               -----------
KIA III-Americold, Inc., L.P.<F1>
2,000,000                 40.6%
  ("KIA III")
c/o Kelso & Company
320 Park Avenue, 24th Floor
New York, NY  10022

Kelso Investment Associates II, L.P.<F1>
500,000                 10.1%
  ("KIA II")
c/o Kelso & Company
320 Park Avenue, 24th Floor
New York, NY  10022

Kelso Equity Partners, L.P.<F1>
 70,000                  1.4%
  ("Kelso Equity")
c/o Kelso & Company
320 Park Avenue, 24th Floor
New York, NY  10022

Joseph S. Schuchert<F2>
2,593,600                 52.6%
320 Park Avenue, 24th Floor
New York, NY  10022

Frank T. Nickell<F2>
2,593,600                 52.6%
320 Park Avenue, 24th Floor
New York, NY  10022

George E. Matelich<F2>
2,593,600                 52.6%
320 Park Avenue, 24th Floor
New York, NY  10022

Thomas R. Wall, IV<F2>
2,593,600                 52.6%
320 Park Avenue, 24th Floor
New York, NY  10022

The Northwestern Mutual Life Insurance Company<F1>
500,000                 10.1%
720 East Wisconsin Avenue
Milwaukee, WI  53202

New York Life Insurance Company<F1>
330,000                  6.7%
51 Madison Avenue
New York, NY  10010

New York Life Insurance and Annuity Corporation<F1>
250,000                  5.1%
51 Madison Avenue
New York, NY  10010



                      Percent of

Number of               Outstanding
Name and Address
Shares                  Shares
- ----------------                                                 --
- -------               -----------

Ronald H. Dykehouse<F1><F3>
117,900                    2.4%
7007 S. W. Cardinal Lane, Suite 135
Portland, Or  97224

Joel M. Smith<F1><F3>
38,278                    0.8%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

John P. LeNeveu <F3>
20,000                    0.4%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

F. Stanley Sena <F1><F3>
38,279                    0.8%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

J. Roy Coxe <F3>
12,000                    0.2%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

Frank Edelstein
    --                     --
The Gordon+Morris Group, Suite 1400
620 Newport Center Drive
Newport Beach, CA  92660

James C. Pigott
    --                     --
1405 - 42nd Avenue East
Seattle, WA  98112

William A. Marquard
    --                     --
Eaglestone Farm
2199 Maysville Road
Carlisle, KY  40311

All directors and officers as a group (11 persons)<F2><F3>
296,095                   5.8%
Management Group (30) persons<F1><F3>
569,556                  11.1%

___________________
[FN]
<F1>  These persons are party to the Stockholders' Agreement which gives the Company a right of first refusal for shares of common stock sold by these parties prior to an initial public offering of at least 25% of the outstanding shares of common stock of the Company. See Part II, Item 10, "Directors and Executive Officers of the Registrant".

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

<F3>  Includes the following numbers of shares of common stock that may be acquired within 60 days after May 1, 1996 through the exercise of stock options granted pursuant to the Company's Option
Plan: 100,000 shares for Mr. Dykehouse; 8,278 shares for Mr. Smith; 18,000 shares for Mr. LeNeveu; 8,279 shares for Mr. Sena; 12,000 shares for Mr. Coxe; 157,595 for all directors and officers as a group; and 219,656 shares for the Management Group.

The shareholders of the Company listed above hold approximately 83% of the voting power of the Company's common stock and are able to elect all of the members of the Board of Directors and thereby control the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subsequent to the end of fiscal 1996, in consideration for certain assistance provided by Kelso in connection with the Prepackaged Bankruptcy and the issuance of the 12.875% Senior Subordinated Notes due 2008, the Company paid Kelso a financial advisory fee of $500,000. Mr. Matelich and Mr. Marquard, directors of the Company, are also directors of Kelso.




                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report.

      1.  FINANCIAL STATEMENTS                        PAGE
          --------------------                        ----

          Reference is made to Part II, Item 8         30
          for the listing of the required financial statements filed with this report

      2.  FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          Schedule II - Valuation and Qualifying       82
          Accounts for years ended the last day of February 1994, 1995 and 1996

          All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Company's consolidated financial statements as of the last day of February 1995 and 1996 or notes thereto.

     3.     EXHIBITS
            --------
            (2) Plan of Reorganization, dated April 14, 1995 (filed as Exhibit (2) to the Form 10-K, dated May 30, 1995, for the fiscal year ended February 28, 1995, and incorporated herein by reference)

            (3)  Articles of Incorporation and Bylaws

               (i) Second Restated Articles of Incorporation, as amended (filed as Exhibit (3)(i) to the Form 10-Q, dated July 14, 1995, for the quarter ended May 31, 1995, and incorporated herein by reference)

              (ii)  Restated Bylaws, as amended (filed as Exhibit
                    (3)(ii) to the Form 10-K, dated May 30, 1995, for the fiscal year ended February 28, 1995, and incorporated herein by reference)

            (4) Instruments defining the rights of security holders, including indentures

               (i)  Articles IV, V and VI of the Second Restated
                    Articles of Incorporation as amended (see
                    Exhibit (3)(i))

              (ii)  Articles I, II, V, VII and X of the Restated
                    Bylaws as amended (see Exhibit (3)(ii))

             (iii) Second Restated Stockholders' Agreement dated as of December 24, 1986, as amended as of April 15, 1987 and June 22, 1987 (filed as Exhibit (4)(iv) to the Form 10-K, dated May 27, 1988, for the fiscal year ended February 29, 1988, and incorporated herein by reference)

              (iv)  Third Amendment dated May 22, 1990 to
                    Stockholders' Agreement dated as of December
                    24, 1986, as amended as of June 22, 1987
                    (filed as Exhibit (4) to the Form 10-Q dated
                    July 12, 1990, for the quarter ended May 31,
                    1990, and incorporated herein by reference)

               (v) Amended and Restated Indenture dated March 9, 1993, relating to the First Mortgage Bonds (filed as Exhibit (4)(vi) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993, and incorporated herein by reference)

              (vi) Stock Pledge Agreement dated as of February 28, 1989, between Registrant and The Connecticut National Bank (filed as Exhibit
                    (19)(iii) to the Form 10-Q, dated October 14, 1992, for the quarter ended August 31, 1992, and incorporated herein by reference)

             (vii) Stock Pledge Agreement dated as of February 28, 1989 between Registrant and United States National Bank of Oregon, acting as agent pursuant to Article IX of the Credit Agreement, as amended, dated as of April 30, 1987 (filed as Exhibit (19)(iv) to the Form 10-Q, dated October 14, 1992, for the quarter ended August 31, 1992, and incorporated herein by reference)

            (viii) Form of Amended and Restated Security Agreement relating to the First Mortgage Bonds (filed as Exhibit (4)(xiv) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993, and incorporated herein by reference)

              (ix)  Form of Series A Bond (included as part of
                    Exhibit (4)(v))

               (x)  Form of Series B Bond (included as part of
                    Exhibit (4)(v))

              (xi) Form of Amended and Restated Cash Collateral Pledge Agreement relating to the First Mortgage Bonds (filed as Exhibit (4)(xix) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993, and incorporated herein by reference)

             (xii) Form of Amended Stock Pledge Agreement relating to the First Mortgage Bonds (filed as Exhibit (4)(xx) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993, and incorporated herein by reference)

            (xiii) Form of Amended Mortgage, Assignment of Rents and Security Agreement relating to the First Mortgage Bonds (filed as Exhibit (4)(xxi) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993, and incorporated herein by reference)

             (xiv) First Supplemental Indenture relating to the First Mortgage Bonds (filed as Exhibit 4.1 to the Form 10-Q, dated July 14, 1995 for the quarter ended May 31, 1995, and incorporated herein by reference)

              (xv) Indenture dated as of June 30, 1995 between Registrant and United States Trust Company of New York, as Trustee (filed as Exhibit 4.2 to the Form 10-Q, dated July 14, 1995 for the quarter ended May 31, 1995, and incorporated herein by reference)

             (xvi) Second Amended and Restated Investment Agreement relating to the First Mortgage Bonds (filed as Exhibit 4.3 to the Form 10-Q, dated July 14, 1995 for the quarter ended May 31, 1995, and incorporated herein by reference)

            (xvii) Form of 15% Senior Subordinated Debentures due 2007 (included as part of Exhibit 4(xv)

           (xviii) Form of Indenture relating to the 12.875% Senior Subordinated Notes due 2008, between Registrant and Fleet Bank, as Trustee (filed as Exhibit (4)(xviii) to the Registration Statement on Form S-1 (Registration No. 333-
                    541) filed with the Commission on April 1, 1996, and incorporated herein by reference)

             (xix)  Form of 12.875% Senior Subordinated Notes due
                    2008 (included as part of Exhibit 4(xviii))

              (xx)  Fourth Amendment dated March 14, 1996 to
                    Stockholders Agreement dated as of December
                    24, 1986, as amended on April 15, 1987, June
                    22, 1987 and May 22, 1990

            (10)  Material Contracts

               (i) Americold Corporation Key Employee Stock Option Plan, as amended, effective July 12, 1988 (filed as Exhibit (4)(i) to the Form 10-Q dated October 14, 1988, for the quarter ended August 31, 1988, and incorporated herein by reference)

              (ii) Form of Nonstatutory Stock Option Agreement, as amended, entered into between Registrant and certain employees pursuant to the Americold Corporation Key Employee Stock Option Plan (filed as Exhibit (4)(ii) to the Form 10-Q dated October 14, 1988, for the quarter ended August 31, 1988, and incorporated herein by reference)

             (iii)  Second Amended and Restated Investment
                    Agreement relating to the First Mortgage Bonds (see Exhibit (4)(xvi))

              (iv)  Form of Amended and Restated Security
                    Agreement relating to the First Mortgage Bonds (see Exhibit (4)(viii))

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

             (vii) Americold Corporation Management Incentive Plan (filed as Exhibit (10)(iii) to the Form 10-K, dated May 27, 1988, for the fiscal year ended February 29, 1988, and incorporated herein by reference)

            (viii) Form of Indemnity Agreement entered into between the Company and each of its officers and directors (filed as Exhibit (4)(x) to Form 10-K dated May 29, 1992 for the fiscal year ended February 29, 1992, and incorporated herein by reference)

              (ix) Second Restated Stockholders' Agreement, dated as of December 24, 1986, as amended as of June 22, 1987 (see Exhibit (4)(iii))

               (x)  Third Amendment dated May 22, 1990 to
                    Stockholders' Agreement dated as of December
                    24, 1986, as amended as of June 22, 1987 (see
                    Exhibit (4)(iv))

              (xi) Amended and Restated Indenture relating to the First Mortgage Bonds (see Exhibit (4)(v))

             (xii)  Form of Amended and Restated Cash Collateral
                    Pledge Agreement relating to the First
                    Mortgage Bonds (see Exhibit (4)(xi))

            (xiii)  Form of Amended Stock Pledge Agreement
                    relating to the First Mortgage Bonds (see
                    Exhibit (4)(xii))

             (xiv) Indemnification Agreement dated October 31, 1991 between the Company and The First Boston Corporation (included as Exhibit (10)(xx) to the Registration Statement on Form S-2 (Registration No. 33-41963) filed with the Commission on July 31, 1991 and incorporated herein by reference)

              (xv) Master Lease Agreement dated February 28, 1989, between Registrant and Americold Services Corporation (filed as Exhibit
                    (19)(vi) to the Form 10-Q, dated October 14,
                    1992, for the quarter ended August 31, 1992, and incorporated herein by reference)

             (xvi) Americold Stock Incentive Plan effective March 1, 1991 (filed as Exhibit(10)(xviii) to the Form 10-K dated May 29, 1992 for the fiscal year ended February 29, 1992, and incorporated herein by reference)

            (xvii) Americold Transportation Systems Purchase of Joint Venture Interest, effective November 1, 1991, between Registrant and Superior Transportation Systems, Inc. (filed as Exhibit
                    (19)(vii) to the Form 10-Q, dated October 14, 1992, for the quarter ended August 31, 1992, and incorporated herein by reference)

           (xviii) Lease dated May 15, 1992, between Registrant and Oregon Warehouse Partners, a Texas general partnership (lease agreement for Ontario, Oregon facility) (filed as Exhibit (19)(viii) to the Form 10-Q, dated October 14, 1992, for the quarter ended August 31, 1992, and incorporated herein by reference)

             (xix) Form of First Amendment to Master Lease Agreement between Registrant and Americold Services Corporation (filed as Exhibit
                    (10)(xxxi) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993, and incorporated hereby by reference)

              (xx) Nonstatutory Stock Option Agreement dated May 19, 1993 between the Company and John P. LeNeveu (filed as Exhibit (10)(i) to the Form 10-Q, dated January 13, 1994 for the quarter ended November 30, 1993, and incorporated herein by reference)

             (xxi) Nonstatutory Stock Option Agreement dated December 17, 1993 between the Company and J. Roy Coxe (filed as Exhibit 10 (xxvii) to the Form 10-K, dated May 26, 1994 for the fiscal year ended February 28, 1994, and incorporated herein by reference)

           (xxii) Second Amended and Restated Credit Agreement between the Company and United States National Bank of Oregon dated June 19, 1995 (filed as
                    Exhibit 10.1 to the Form 10-Q, dated July 14, 1995 for the quarter ended May 31, 1995, and incorporated herein by reference)

          (xxiii) Employment Agreement dated November 1, 1995, between the Company and Ronald H. Dykehouse (filed as Exhibit 10.1 to the Form 10-Q dated January 16, 1996 for the quarter ended November 30, 1995, and incorporated herein by reference)

            (xxiv) Form of Employment Agreement dated August 1, 1995, between the Company and certain named executive officers, and schedule thereto (filed as Exhibit 10.2 to the Form 10-Q dated January 16, 1996 for the quarter ended November 30, 1995, and incorporated herein by reference)

             (xxv) Form of Covenant Not to Compete and Consulting and Non-Disclosure Agreement between the Company and certain named executive officers, and schedule thereto (filed as Exhibit 10.3 to the Form 10-Q dated January 16, 1996 for the quarter ended November 30, 1995, and incorporated herein by reference)

            (xxvi) Fourth Amendment dated March 14, 1996 to Stockholders' Agreement dated as of December 24, 1986, as amended on April 15, 1987, June 22, 1987 and May 20, 1990 (see Exhibit
                    (4)(xx))

           (xxvii)  First Amendment to Americold Corporation
                    Management Incentive Plan, amended as of April
                    24, 1996

          (11) Statement regarding computation of per share earnings

          (21) Subsidiaries of the Registrant

          (23) Consent of KPMG Peat Marwick LLP

          (27) Financial Data Schedule



(b)     Reports on Form 8-K

             None.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICOLD CORPORATION


By:  /s/  Ronald H. Dykehouse      By:  /s/  Joel M. Smith
     Ronald H. Dykehouse           Joel M. Smith
     Chairman of the Board,        Senior Vice President and
     President and Chief           Chief Financial Officer
     Executive Officer             (Principal Financial Officer)

By:  /s/  Thomas R. Ferreira
     Thomas R. Ferreira
     Corporate Controller
     (Principal Accounting Officer)

Dated:  May 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Ronald H. Dykehouse
- -------------------------------               May 28, 1996
Ronald H. Dykehouse, Director

/s/ Joel M. Smith
- -------------------------------               May 28, 1996
Joel M. Smith, Director


- -------------------------------               May   , 1996
Frank Edelstein, Director

/s/ George E. Matelich
- -------------------------------               May 28, 1996
George E. Matelich, Director

/s/ James C. Pigott
- -------------------------------               May 22, 1996
James C. Pigott, Director

/s/ William A. Marquard
- -------------------------------               May 22, 1996
William A. Marquard, Director

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No proxy statement with respect to any annual or other meeting of security holders has been sent to security holders. The Company does not solicit proxies.

KPMG Peat Marwick LLP                        Telephone 503 221 6500
Suite 2000                                   Telefax   503 796 7650
1211 South West Fifth Avenue
Portland, OR  97204

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

The Board of Directors and Stockholders
Americold Corporation:

     We have audited the consolidated balance sheets of Americold Corporation as of the last day of February 1995 and 1996, and the related consolidated statements of operations, common stockholders' deficit and cash flows for each of the years in the three-year period ended the last day of February 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americold Corporation as of the last day of February 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended the last day of February 1996, in conformity with generally accepted accounting principles.

     As discussed in the notes to the consolidated financial statements, Americold Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" during the year ended the last day of February 1994.

                     /s/  KPMG Peat Marwick LLP

Portland, Oregon
April 29, 1996

Member Firm of Klynveld Peat Marwick Goerdeler

                      AMERICOLD CORPORATION

                   Consolidated Balance Sheets

               Last day of February 1995 and 1996

                (In Thousands, Except Share Data)


                       Assets
           1995       1996
                       ------
           ----       ----

Current assets:
  Cash and cash equivalents
        $  33,163  $  20,857
  Trade receivables, less allowance for doubtful accounts
    of $313 and $218, respectively (note 7)
           20,510     25,461
  Other receivables
            2,105      3,512
  Prepaid expenses
            5,240      4,286
  Tax refund receivable
              279      3,336
  Other current assets
              695        845

        ---------    -------

      Total current assets
           61,992     58,297

Net property, plant and equipment (notes 2, 4 and 7)
          367,248    375,851
Cost in excess of net assets acquired, less accumulated
  amortization of $19,765 and $22,138, respectively
           80,028     77,255
Debt issuance costs, less accumulated amortization
  of $6,803 and $3,987, respectively (notes 7 and 12)
            8,953      6,627
Other noncurrent assets (note 3)
           26,374      8,962












         --------    --------




        $ 544,595  $ 526,992

        =========  =========

See accompanying notes to consolidated financial statements.



      Liabilities, Preferred Stock and Common Stockholders' Deficit
         1995       1996
      -------------------------------------------------------------
         ----       ----

Current liabilities:
  Accounts payable
         $   6,741   $  11,363
  Accrued interest
            17,683      19,056
  Accrued expenses (note 5)
            11,345      11,604
  Deferred revenue
             5,914       5,707
  Current maturities of long-term debt (note 7)
            31,315       2,732
  Other current liabilities (note 6)
             3,912       4,630

         ---------   ---------
      Total current liabilities
            76,910      55,092

Long-term debt, less current maturities (notes 7 and 16)
           442,912     461,667
Deferred income taxes (note 11)
           106,098     102,041
Other noncurrent liabilities (note 8)
            10,633       9,861

         ---------   ---------

      Total liabilities
           636,553     628,661

         ---------   ---------

Preferred stock, Series A, $100 par value.  Authorized 1,000,000 shares; issued and outstanding 52,936 shares (note 10)
             5,789       5,771

         ---------   ---------

Common stockholders' deficit (notes 7, 8 and 9):
  Common stock, $.01 par value.  Authorized 10,000,000 shares;
issued
    and outstanding 4,860,934 and 4,931,194 shares, respectively
                49          49
  Additional paid-in capital
            49,022      50,173
  Retained deficit
          (146,775)   (157,345)
  Adjustment for minimum pension liability
               (43)       (317)

         ---------    ---------

      Total common stockholders' deficit
           (97,747)   (107,440)

Commitments and contingencies (notes 4, 7, 8 and 16)
          ---------  ---------

      Total liabilities, preferred stock and common stockholders'
deficit   $ 544,595   $ 526,992

         =========    =========

                      AMERICOLD CORPORATION

              Consolidated Statements of Operations

      Years ended last day of February 1994, 1995 and 1996

              (In Thousands, Except Per Share Data)




    1994       1995       1996

    ----       ----       ----

Net sales
  $ 198,887   $ 215,207   $ 279,788

  ---------   ---------   ---------

Operating expenses:
  Cost of sales
    126,273     138,132     194,936
  Amortization of cost in excess of net assets acquired
      2,531       2,535       2,773
  Selling and administrative expenses
     27,090      25,955      28,525
  Employee stock ownership plan expense (notes 8 and 10)
          -         750         750

  ---------   ---------   ---------

      Total operating expenses
    155,894     167,372     226,984

  ---------   ---------   ---------

      Gross operating margin
     42,993      47,835      52,804

  ---------   ---------   ---------

Other income (expense):
  Interest income
        757       1,870       1,199
  Interest expense
    (55,403)    (55,344)    (56,610)
  Amortization of debt issuance costs
     (1,249)     (1,276)       (964)
  Gain on insurance settlement (note 14)
          -      16,953           -
  Reorganization expenses (note 15)
          -           -      (7,344)
  Other, net
        680         753        (591)

  ---------   ---------   ---------
      Total other expense
    (55,215)    (37,044)    (64,310)

  ---------   ---------   ---------

      Income (loss) before income taxes, extraordinary item
        and cumulative effect of accounting principle change
    (12,222)     10,791     (11,506)

Provision (benefit) for income taxes (note 11)
     (1,183)      5,227      (3,426)

  ---------   ---------   ---------

      Income (loss) before extraordinary item and cumulative
        effect of accounting principle changes
    (11,039)      5,564      (8,080)

Extraordinary item, net of income tax benefit of $1,192 and
  $1,158, respectively (note 12)
     (1,848)          -      (1,794)

Cumulative effect on prior years of accounting principle changes for:
  Income taxes (note 11)
    (61,833)          -           -
  Postretirement benefits other than pensions, net of income tax benefit of $1,490 (note 8)
     (2,401)          -           -

  ---------   ---------   ---------

      Net income (loss)
  $ (77,121)  $   5,564   $  (9,874)

  =========   =========   =========

Income (loss) per share:
  Income (loss) before extraordinary item and cumulative effect of accounting principle changes
  $   (2.39)  $    1.00   $   (1.76)
  Extraordinary item
       (.38)          -        (.37)
  Cumulative effect of accounting principle changes:
    Income taxes
     (12.74)          -           -
    Postretirement benefits other than pensions
       (.49)          -           -

  ---------   ---------   ---------

      Net income (loss) per common share
  $  (16.00)  $    1.00   $   (2.13)

  =========   =========   =========

Weighted average number of shares outstanding
      4,855       4,864       4,867

  =========   =========   =========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

     Consolidated Statements of Common Stockholders' Deficit

      Years ended last day of February 1994, 1995 and 1996

                (In Thousands, Except Share Data)



                Adjustment

                    for
                                                         Additional
                minimum   Total common
                                                Common     paid-in
   Retained      pension   stockholders'
                                                 stock     capital
    deficit    liability      deficit
                                                 -----     -------
    -------    ---------      -------

Balance last day of February 1993              $     49    $ 48,762
  $ (73,957)   $     (29)   $ (25,175)

Issuance of common stock (13,333 shares)              -         320
          -            -          320
13.25% preferred stock dividend                       -           -
         (194)           -         (194)
Undeclared cumulative preferred stock dividend        -           -
         (381)           -         (381)
Adjustment for minimum pension liability              -           -
            -          (26)         (26)
Net loss                                              -           -
      (77,121)           -      (77,121)
                                               --------    --------
   --------     --------     --------
Balance last day of February 1994                    49      49,082
   (151,653)         (55)    (102,577)

Purchase of common stock (3,065 shares)               -
(60)           -            -          (60)
11.5% preferred stock dividend                        -           -
         (190)           -         (190)
Undeclared cumulative preferred stock dividend        -           -
         (496)           -         (496)
Adjustment for minimum pension liability              -           -
            -           12           12
Net income                                            -           -
        5,564            -        5,564
                                               --------    --------
   --------     --------     --------

Balance last day of February 1995                    49      49,022
   (146,775)         (43)     (97,747)

Issuance of common stock (26,685 shares)              -         436
          -            -          436
13.5% preferred stock dividend                        -         715
       (219)           -          496
Undeclared cumulative preferred stock dividend        -           -
         (477)           -         (477)
Adjustment for minimum pension liability              -           -
            -         (274)        (274)
Net loss                                              -           -
       (9,874)           -       (9,874)
                                               --------    --------
   --------     --------      --------

Balance last day of February 1996             $      49   $  50,173
  $(157,345)   $    (317)   $(107,440)
                                               ========    ========
   ========     ========      ========



See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              Consolidated Statements of Cash Flows

      Years ended last day of February 1994, 1995 and 1996

                         (In Thousands)




    1994       1995       1996

    ----       ----       ----

Cash flows from operating activities:
  Net income (loss)
 $ (77,121)  $   5,564   $ (9,874)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation
    19,938      20,140     19,682
      Amortization of cost in excess of net assets acquired
     2,531       2,535      2,773
      Amortization of debt issuance costs
     1,249       1,276        964
      Amortization of original issue discount
     1,205       1,369        430
      Gain (loss) on sale of assets
         8        (286)      (555)
      Gain on insurance settlement
         -     (16,953)         -
      Gain on termination of capital lease
      (514)          -          -
      Other amortization
       408         302        570
      Employee stock ownership plan expense
       320           -          -
      Cumulative effect of accounting principle changes
    64,234           -          -
      Write-off of unamortized issuance costs
     3,040           -        962
      Write-off of original issuance discount
         -           -      1,989
      Write-off of long-term investment
         -           -        750
      Change in assets and liabilities:
        Receivables
      (336)     (6,952)    (6,358)
        Prepaid expenses
    (1,067)     (1,268)       954
        Tax refund receivable
        93       1,012     (3,057)
        Other current assets
       165         (67)      (150)
        Accounts payable
      (890)      1,291      4,622
        Accrued interest
     7,166         349      1,373
        Accrued expenses
      (458)      3,833        259
        Deferred revenue
      (443)      1,142       (207)
        Other current liabilities
       906      (1,032)       718
        Deferred income taxes
    (1,375)      1,540     (4,057)
        Other noncurrent liabilities
      (583)     (1,111)       772

  --------    --------   --------

          Net cash provided by operating activities
    18,476      12,684     12,560

  --------    --------   --------



See accompanying notes to consolidated financial statements.
                      AMERICOLD CORPORATION

        Consolidated Statements of Cash Flows, Continued

                         (In Thousands)




    1994       1995       1996

    ----       ----       ----

Cash flows from investing activities:
  Proceeds from sale of assets
 $      26   $   1,105   $    6,169
  Expenditures for property, plant and equipment
    (8,925)    (13,203)     (34,183)
  Purchase of long-term investment
    (1,000)       (447)           -
  Proceeds from insurance policies
         -      26,343            -
  Expenditures for logistics software
         -      (1,650)        (230)
  Other items, net
      (994)        287          646

 ---------    --------    ---------
        Net cash provided (used) by investing activities
   (10,893)     12,435      (27,598)

 ---------    --------    ---------

Cash flows from financing activities:
  Net repayments under credit agreement
    (8,583)          -            -
  Principal payments under capital lease and other
    debt obligations
    (2,496)     (2,087)      (2,752)
  Proceeds from mortgage
         -      13,475            -
  Payoff of note
         -      (9,044)           -
  Net proceeds, excluding escrow amounts, from
    sale of mortgage bonds
   150,000           -            -
  Retirement of mortgage bonds
  (150,000)          -      (10,000)
  Release of escrow funds
     5,809       2,714       20,083
  Deposit of escrow funds
         -           -       (4,768)
  Debt issuance costs
      (870)       (846)        (269)
  Purchase of treasury stock
         -         (60)           -
  Issuance of stock
         -           -          438

 ---------   ---------    ---------
          Net cash provided (used) by financing
            activities
    (6,140)      4,152        2,732

 ---------   ---------    ---------

          Net increase (decrease) in cash and cash equivalents
     1,443      29,271      (12,306)

Cash and cash equivalents at beginning of year
     2,449       3,892       33,163

 ---------   ---------    ---------
Cash and cash equivalents at end of year
 $   3,892   $  33,163    $  20,857

 =========   =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest, net of
    amounts capitalized
 $  47,031   $  53,626    $  54,806
  Cash paid during the year for income taxes
       491       2,675        2,531
Supplemental schedule of noncash investing and
  financing activities:
    Capital lease obligations incurred to lease new
      equipment
       954       1,120          844
    Net book value of assets included in other receivables
     3,623           -            -
    Bond proceeds placed in escrow, net of debt issuance
      costs of $3,966
    22,284           -            -
    Sale proceeds placed in escrow
         -       1,483          450
    Exchange of senior subordinated debentures
         -           -      115,000




                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements

               Last day of February 1995 and 1996



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:


     (a)  Business Description
          --------------------

     Americold Corporation (the "Company") provides integrated logistics services for the frozen food industry consisting of warehousing and transportation management. These services are provided through the Company's network of 49 refrigerated warehouses and its refrigerated transportation management unit. The Company has a wholly-owned warehousing subsidiary, Americold Services Corporation.

     In addition, the Company operates a limestone quarry. This business is not significant to the Company as a whole and is not required to be reported as a separate industry segment.


     (b)  Principles of Consolidation
          ---------------------------

     The consolidated financial statements include the accounts of Americold Corporation and its wholly-owned subsidiary. All significant intercompany transactions, profits and balances have been eliminated.


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

     Maintenance and repairs are expensed in the year incurred;
     major renewals and betterments of equipment and refrigeration facilities are capitalized and depreciated over the remaining life of the asset.


     (d)  Cost in Excess of Net Assets Acquired
          -------------------------------------

     On December 24, 1986, all the outstanding capital stock of the Company was acquired by a private group consisting of affiliates of Kelso & Company, Inc., certain institutional investors and certain key employees and members of the Company's management. The acquisition of the Company was accounted for as a purchase. An allocation of the purchase price was made to the acquired assets and liabilities based on their estimated fair market values at the date of acquisition. The unallocated purchase price is the Company's estimate of goodwill associated with the acquisition and is being amortized using the straight-line method over a period of 40 years.

     On March 1, 1990, the Company acquired the warehousing business of an unrelated third party. The goodwill associated with the acquisition was being amortized using the straight-line method over a period of 15 years. On October 1, 1995, the Company returned the warehousing business acquired to the seller. The Company expensed the remaining unamortized goodwill.

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


     (f)  Income Taxes
          ------------

     Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.


     (g)  Management Estimates and Assumptions
          ------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     (h)  Revenue Recognition
          -------------------

     The Company's revenues are primarily derived from services provided to customers in both handling and storing frozen products and from freight services. Handling and storage revenue is based primarily upon the total weight of frozen product received into and held in storage and is recognized as earned, not as billed. Differences between revenue earned and revenue billed are recorded as deferred revenue.
     Approximately 50% of the handling revenue is deferred until the customer's products are released. The freight services revenues and direct costs are recognized upon delivery of freight.

     (i)  Income (Loss) Per Share
          -----------------------

     Income (loss) per common share is computed by dividing net income (loss) less preferred dividend requirements, by the weighted average of common shares outstanding.


     (j)  Major Customers
          ---------------

     Consolidated net sales to H. J. Heinz Company and subsidiaries amounted to approximately $35.8 million, $45.5 million and $108.1 million in the years ended the last day of February
     1994, 1995 and 1996, respectively. No other customer accounted for 10% or more of consolidated net sales.


     (k)  Cash and Cash Equivalents
          -------------------------

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. There were cash equivalents of $25.2 million and $15.4 million as of the last day of February 1995 and 1996, respectively.


     (l)  New Accounting Standard
          -----------------------

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

     The Company has not implemented the requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), although it will be required to do so for fiscal years beginning March 1, 1996 and thereafter. SFAS
     No. 123 requires that, except for transactions with employees that are within the scope of Accounting Principles Board Opinion No. 25 ("APB No. 25"), all transactions in which goods or services are the consideration received for the issuance of equity instruments are to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25. Entities electing to follow the accounting methods of APB
     No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

     Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has not implemented SFAS No. 123 nor has it determined whether to elect to continue using APB No. 25 and make the necessary SFAS No. 123 pro forma disclosures.


(2)  Net Property, Plant and Equipment
     ---------------------------------

     Net property, plant and equipment consists of the following
     (in thousands):

                                                   Last day
                                                  of February
                                                  -----------
                                                 1995     1996
                                                 ----     ----

     Land                                     $ 31,087  $ 31,911
     Refrigerated facilities, buildings
       and land improvements                   433,667   450,402
     Machinery and equipment                    59,300    67,661
                                               -------   -------
                                               524,054   549,974

     Less accumulated depreciation             156,806   174,123
                                               -------   -------

           Net property, plant and equipment  $367,248  $375,851
                                               =======   =======


(3)  Other Noncurrent Assets
     -----------------------

     Other noncurrent assets consist of the following (in thousands):

                                                     Last day
                                                    of February
                                                    -----------
                                                  1995     1996
                                                  ----     ----
     Restricted funds held by trustee
       (note 7)                                $ 20,669  $  5,037
     Real estate owned                              300       300
     Security deposits                              393       261
     Other                                        5,012     3,364
                                                -------   -------

                                               $ 26,374  $  8,962
                                                =======   =======

(4)  Leases
     ------

     Assets under capital leases are included in net property, plant and equipment and consist of the following (in thousands):

                                                    Last day
                                                   of February
                                                   -----------
                                                  1995     1996
                                                  ----     ----

     Land, refrigerated facilities,
       buildings and land improvements         $  7,140  $  7,075
     Machinery and equipment                      4,249     4,635
                                                -------   -------
                                                 11,389    11,710
     Less accumulated depreciation                3,575     4,108
                                                -------   -------

                                               $  7,814  $  7,602
                                                =======   =======


     Future minimum lease payments under noncancelable leases for years ended after the last day of February 1996 are as follows (in thousands):

       Year ending the last               Capital    Operating
         day of February                  leases      leases
       --------------------               -------    ---------

             1997                         $  1,726    $  4,840
             1998                            3,957       4,266
             1999                              710       3,464
             2000                              538       2,380
             2001                              485       1,303
             Thereafter                      1,050       7,677
                                           -------     -------

       Total minimum lease payments       $  8,466    $ 23,930
                                                       =======

       Less amounts representing
         interest                            1,746
                                           -------

       Present value of net minimum
         lease payments                   $  6,720
                                           =======

Included in expenses for the years ended the last day of February
1994, 1995 and 1996 are approximately $9.1 million, $9.5 million and $7.7 million, respectively, of rental expense net of sublease rentals for operating leases.

The Company has arranged for up to $25.0 million in lease financing of which approximately $5.6 million was used as of the last day of February 1996.


(5)  Accrued Expenses
     ----------------

     Accrued expenses consist of the following (in thousands):

                                                   Last day
                                                  of February
                                                  -----------
                                                 1995     1996
                                                 ----     ----
     Accrued payroll                         $   4,226  $   3,565
     Accrued vacation pay                        2,504      2,462
     Accrued taxes                               1,043      1,022
     Accrued employee stock ownership
       plan contribution                           750        750
     Other                                       2,822      3,805
                                               -------   --------

           Total accrued expenses            $  11,345  $  11,604
                                              ========    =======



(6)  Other Current Liabilities
     -------------------------

     Other current liabilities consist of the following (in thousands):

                                                  Last day
                                                 of February
                                                 -----------
                                                1995     1996
                                                ----     ----

     Workers' compensation                   $   1,227  $    991
     Pension                                        10     1,100
     Other                                       2,675     2,539
                                              --------    -------

                                             $   3,912  $  4,630
                                              ========    =======
(7)  Long-term Debt
     --------------

     Long-term debt consists of the following (in thousands) (see note 16):

                                                   Last day
                                                  of February
                                                  -----------
                                                 1995     1996
                                                 ----     ----

     Capital lease obligations (9.5% and
       9.3% weighted average interest
       rate, respectively)                     $  7,455   $  6,720
     Senior subordinated debentures - 11%
       fixed, due May 1, 1997                   112,581          -
     Senior subordinated debentures - 15%
       fixed, due May 1, 2007                         -    115,000
     First mortgage bonds, Series A - 11.45%
       fixed, due June 30, 2002, interest
       payments only to January 1, 1999 with
       principal amortization commencing
       July 1, 1999                             150,000    140,000
     First mortgage bonds, Series B - 11.5%
       fixed, due March 1, 2005, interest
       payments only to September 1, 2003
       with a mandatory sinking fund payment
       of $88,125 on March 1, 2004              176,250    176,250
     Mortgage notes payable - various
       interest rates ranging from 9.0% to
       13.6% requiring monthly principal and
       interest payments with maturities
       ranging from 2004 to 2017                 27,941     26,429
                                                -------    -------
           Total long-term debt                 474,227    464,399
     Less current maturities of long-term
       debt                                      31,315      2,732
                                                -------    -------

           Total long-term debt, less
             current maturities               $ 442,912  $ 461,667
                                               ========   ========

     On July 2, 1987, the Company sold $300 million in first mortgage bonds. On March 9, 1993, the Company sold $176.25 million of the Company's 11.5% First Mortgage Bonds, Series B, due March 1, 2005. The Company used $150 million of the proceeds from the sale of the Series B bonds to purchase at par $150 million of outstanding first mortgage bonds. The remaining $150 million of such first mortgage bonds have been redesignated Series A First Mortgage Bonds (together with the Series B First Mortgage Bonds, the "First Mortgage Bonds).
     The remaining net proceeds of approximately $22.3 million were placed in escrow with the Mortgage Bond Trustee (note 3). The bonds are secured by mortgages or deeds of trust on 32 of the Company's facilities.

     On June 30, 1995, the Company exchanged the 11% Senior Subordinated Debentures due 1997 for 15% Senior Subordinated Debentures due 2008, repurchased $10.0 million of its 11.45% Series A First Mortgage Bonds due 2002, and extended its existing credit agreement with its principal bank (note 15).

     The available amount under the bank credit agreement was $21.2 million as of the last day of February 1996, of which $7.2 million of letters of credit were outstanding. No cash borrowings were outstanding.

     The Company entered into an investment agreement in connection with the issuance of the First Mortgage Bonds which, like the bank credit agreement, requires the Company to meet certain affirmative and restrictive covenants. Significant restrictive items include, among others, limitations on additional indebtedness, liens, dividends, capital expenditures, asset dispositions, lease commitments and investments. Also, certain "pro forma debt service" ratios, net worth levels and senior debt to net worth ratios must be maintained. The Company was in compliance with the covenants.

     As of the last day of February 1996, aggregate annual maturities of long-term debt are as follows (in thousands):

          Year ended the last
            day of February
          -------------------

                 1997                             $   2,732
                 1998                                 5,310
                 1999                                 2,537
                 2000                                32,635
                 2001                                38,840
                 Thereafter                         382,345
                                                    -------

                                                  $ 464,399
                                                   ========


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

     Pension expense for all plans, including plans jointly administered by industry and union representatives totaled $1.4 million, $1.4 million and $1.7 million for years ended the last day of February 1994, 1995 and 1996, respectively. Actuarial valuations for defined benefit plans are performed as of the end of the plan year. The most recent actuarial valuations are as of the last day of February 1996.

     The funded status of the Company's defined benefit pension plans and the accrued pension expense amounts recognized in the Company's consolidated financial statements, within other noncurrent liabilities, as of the last day of February 1995 and 1996 are as follows (in thousands):


                                                      Last day of
                    Last day of
                                                     February 1995
                  February 1996
                                              ---------------------
- ------      --------------------------
                                              Plans with      Plans
with       Plans with     Plans with
                                               assets in
accumulated       assets in     accumulated
                                               excess of
benefits in       excess of     benefits in
                                              accumulated
excess of       accumulated     excess of
                                                benefits
assets           benefits       assets
                                                --------        ---
- ---           --------       ------

Actuarial present value of benefit
  obligations:
    Accumulated benefit obligations:
    Vested benefits                             $  18,025    $
6,000       $  19,902     $   7,382
    Nonvested benefits                                150
286             220           128
                                                 --------     -----
- ---        --------      --------
                                                   18,175
6,286          20,122         7,510

  Effect of assumed future
    compensation increases                          2,616
  -           3,808             -
                                                 --------     -----
- ---        --------      --------

      Projected benefit obligations
        for services rendered to date              20,791
6,286          23,930         7,510

Plan assets at fair value                          18,489
5,636          20,644         6,005
                                                 --------     -----
- ---        --------      --------

      Projected benefit obligations in excess
        of (less than) plan assets                  2,302
650           3,286         1,505

Unrecognized prior service cost                      (153)
(50)           (119)         (108)
Unrecognized net gain (loss) from past
  experience different from that assumed
  and effects of changes in assumptions             1,915
212           1,323          (317)
                                                 --------     -----
- ---        --------      --------

      Accrued pension liability                  $  4,064     $
812       $   4,490     $   1,080
                                                 ========
========       =========     =========


     Net periodic pension expense for the years ended the last day of February 1994, 1995 and 1996 includes the following components (in thousands):

                                         Last day of February
                                        1994     1995     1996
                                        ----     ----     ----

     Service cost - benefits earned
       during the period             $  1,013  $  1,107  $  1,165
     Interest cost on projected
       benefit obligation               2,094     2,121     2,293
     Actual return on plan assets      (2,202)   (2,554)   (4,301)
     Net amortization and deferral       (233)     (143)    1,541
                                     --------  --------  --------

           Net periodic pension
             expense                 $    672  $    531  $    698
                                     ========  ========  ========




     Actuarial assumptions used for determining pension liabilities were:

                                         Last day of February
                                         1994     1995     1996
                                         ----     ----     ----
     Discount rate for interest
       cost                              8.0%     8.5%     8.0%
     Rate of increase in future
       compensation levels               4.0%     4.0%     4.0%
     Expected long-term rate of
       return on plan assets            10.5%    10.5%    10.5%


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

     The total of accumulated postretirement benefits obligation
     (APBO), which is an unfunded obligation, is as follows:

                                        Last day of February
                                       1994     1995     1996
                                       ----     ----     ----

     Retirees                       $  2,339  $  2,314  $  2,375
     Active employees                  1,573     1,511     1,832
                                    --------  --------  --------

           Total APBO               $  3,912  $  3,825  $  4,207
                                    ========  ========  ========

     The components of net periodic postretirement expense for the year ended the last day of February are as follows (in thousands):

                                       1994     1995     1996
                                       ----     ----     ----

     Service cost benefits earned
       in period                    $     90  $    104  $    114
     Interest cost on APBO               329       313       334
     Amortization of unamortized
     prior service cost                    -       (22)      (22)
                                     -------   -------   -------
                                    $    419  $    395  $    426
                                     =======   =======   =======

     The discount rate used to determine the APBO and net periodic expense as of February 28, 1994 was 8.5%, as of February 28, 1995 was 9%, and as of February 29, 1996 was 8.5%.

     For fiscal 1996, an 11.0% increase in the medical cost trend rate was assumed. This rate is projected to decrease incrementally to 5.5% after nine years. A 1% increase in the medical trend rate would increase the APBO by $.1 million and increase the net periodic expense by a negligible amount.



9.   Common Stockholders' Equity
     ---------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the compensation committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of February 1996 follows:

     Number of Shares   Exercise   Number of Shares  Expiration
     Subject to Option    Price      Exercisable        Date
     -----------------    -----      -----------        ----

          89,656         $10.00        89,656     May 1998
         100,000         $18.95       100,000     June 2000
          30,000         $21.88        12,000     May 2003
          30,000         $20.40        12,000     December 2003

     No options had been exercised as of the last day of February
     1996.



10.  Preferred Stock
     ---------------

     The Company has contributed shares of its Series A, variable rate, cumulative preferred stock to the Americold Employee Stock Ownership Plan (ESOP). The preferred stock is redeemable by participants of the plan (note 8). As of the last day of February 1995 and 1996, dividends not declared on the Company's cumulative preferred stock total approximately $496,000 and $477,000, respectively.


11.  Income Taxes
     ------------

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

     The provision (benefit) for income taxes consists of the following (in thousands):

                                      1994     1995     1996
                                      ----     ----     ----

     Federal:
       Current                     $    500  $  2,867  $      -
       Deferred                      (1,557)    1,494    (2,858)
                                   --------  --------  --------
                                     (1,057)    4,361    (2,858)
                                   --------  --------  --------

     State:
       Current                           68       820         -
       Deferred                        (194)       46      (568)
                                   --------  --------  --------

                                   $ (1,183) $  5,227  $ (3,426)
                                   ========  ========  ========


     Following is a reconciliation of the difference between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):


                                      1994     1995     1996
                                      ----     ----     ----

     Computed income tax expense
       (benefit) at federal
       statutory rate               $ (4,278) $  3,777  $ (4,027)
     State and local income taxes,
       net of federal income tax
       benefits                         (418)      563      (369)
     Adjustment to deferred tax
       assets and liabilities for
       changes in enacted rates        2,627         -         -
     Amortization of cost in
       excess of net assets
       acquired                          886       887       970

                                    --------  --------  --------

           Provision (benefit) for
             income taxes           $ (1,183) $  5,227  $ (3,426)
                                    ========  ========  ========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities as of the last day of February 1995 and 1996 are as follows (in thousands):

                                                1995      1996
                                                ----      ----
     Deferred tax liabilities:
       Property, plant and equipment, due to
         differences in depreciation and
         prior accounting treatment          $(113,457)  $(110,574)
       Other, net                               (400)          -
                                             --------    ---------
           Total deferred tax liabilities    $(113,857)  $(110,574)
                                              --------    --------

     Deferred tax assets:
       Receivables, due to allowance for
         doubtful accounts                         123          86
       Employee compensation and other
         benefits                                1,742       1,879
       Capital leases, net                       1,936       1,714
       Postretirement benefits other than
         pensions, due to accrual for
         financial reporting purposes            1,500       1,650
       Alternative minimum tax credit
         carryforwards                           3,122       2,865
       Other, net                                  656       1,659
                                             ---------   ---------

           Total deferred tax assets             9,079       9,853
                                             ---------   ---------

           Net deferred tax liability
             before valuation allowance       (104,778)   (100,721)

     Deferred tax asset valuation allowance     (1,320)     (1,320)
                                             ---------   ---------

           Net deferred tax liability        $(106,098)  $(102,041)
                                             =========   =========

     The valuation allowance for deferred tax assets as of March 1, 1994 was $1.3 million. The valuation allowance is required to reduce the amount of deferred tax assets to an amount which will more likely than not be realized.

     At February 29, 1996, the Company has an alternate minimum tax credit carryforward of approximately $2.9 million available to offset future regular taxes in excess of future alternative minimum taxes.


12.  Extraordinary Items
     -------------------

     In conjunction with the fiscal year 1994 retirement of the $150 million of first mortgage bonds as discussed in note 7, unamortized issuance costs of approximately $3.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.

     In conjunction with the exchange of the senior subordinated debentures and the repurchase of the $10.0 million of first mortgage bonds in fiscal 1996, as discussed in note 15, unamortized original issue discount of approximately $2.0 million and unamortized issuance costs of approximately $1.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.



13.  Disclosures About The Fair Value of Financial Instruments
     ---------------------------------------------------------

     Cash, Trade Receivables, Other Receivables, Accounts Payable
     and Accrued Expenses
     ------------------------------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.


     Long-Term Debt
     --------------

     The fair values of each of the Company's long-term debt instruments are based on (a) the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity or (b) in the case of the first mortgage bonds - Series B and senior subordinated debentures, market price (in thousands).

                                            As of the last day
                                             of February 1996
                                            ------------------
                                                      Estimated
                                                         fair
                                            Carrying    market
                                             amount     value
                                             ------     ------

     Senior subordinated debentures        $115,000    $116,150
     First mortgage bonds - Series A        140,000     140,000
     First mortgage bonds - Series B        176,250     179,334
     Mortgage notes payable                  26,429      26,429
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


14.  Gain on Insurance Settlement
     ----------------------------

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


15.  Plan of Reorganization Under Chapter 11
     ---------------------------------------

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

     In November 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). Under SOP 90-7, the financial statements for periods including and subsequent to filing a Chapter 11 petition are structured to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. Since the Company was in Chapter 11 proceedings for less than two months, and since the Plan did not differentiate between prepetition and post-petition liabilities and did not include any forgiveness of liabilities, the Company has elected not to follow the presentation proposed by SOP 90-7. The Company has expensed all professional fees and similar types of expenditures incurred through the last day of February 1996 directly relating to the Chapter 11 proceedings as "reorganization expenses." In late fiscal 1996, the Company settled all lease rejection issues with the lessor of three properties located in Watsonville, Oakland and San Francisco, California. Such settlement did not involve the payment of any damages by the Company. The outcome of any damage claim resulting from the remaining lease rejection related to the Chicago warehouse facility cannot be predicted at this time, but the Company does not believe the resolution of such claim will be material.




     16.  Subsequent Events
          -----------------

     On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior Subordinated Notes due 2008. The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 the Company's 15% Senior Subordinated Debentures due 2007. The remaining proceeds were used to pay transaction costs.

                                                      SCHEDULE  II

                      AMERICOLD CORPORATION

                Valuation and Qualifying Accounts

                   Years ended the last day of
                  February 1994, 1995 and 1996

                         (In thousands)


Additions
                                                   Balance at
charged to                      Balance
                                                   beginning
costs and                       at end
                                                   of period
expenses      Deductions        of period
                                                   ---------     --
- --------    ----------        ---------


Year ended the last day
of February 1994 -
  Allowance for doubtful accounts -
    other receivables                               $  4,100
$       -     $       -         $  4,100

Year ended the last day
of February 1995 -
  Allowance for doubtful accounts -
    other receivables                                  4,100
       -         4,100                -

Year ended the last day
of February 1996 -
  Allowance for doubtful accounts -
    other receivables                                      -
       -             -                -


                      AMERICOLD CORPORATION
                            FORM 10-K

                          EXHIBIT INDEX





Exhibit                                                     Page
- --------                                                    ----

4.1 (1) Fourth Amendment dated March 14, 1996 to Stockholders' Agreement dated as of December 24, 1986, as amended on April 15,
          1987, June 22, 1987 and May 20, 1990

10.1 (1)  First Amendment to Americold Corporation
          Management Incentive Plan, amended as of April 24, 1996

(11)     Statement re Computation of Per Share
         Earnings

(21)     Subsidiary of the Registrant

(23)     Consent of KPMG Peat Marwick LLP

(27)     Financial Data Schedule