Form 10-Q
period 1996-05-31
AMERICOLD CORP /OR/
filed 1996-07-15
CIK 811119

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1996; or


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

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of June 30, 1996: 4,931,194 shares.


                        AMERICOLD CORPORATION

                            Form 10-Q

                          TABLE OF CONTENTS
                          -----------------



                                                          Page
                                                          ----

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                     3
             Consolidated Statements of Operations           4
             Consolidated Statements of Cash Flows           5
             Notes to Consolidated Financial Statements      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     10



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings                              18

Item 4.      Submission of Matters to a Vote of
             Security Holders                               18

Item 6.      Exhibits and Reports on Form 8-K               20



SIGNATURES                                                  21


EXHIBIT INDEX

                                       PART I - Financial Information
Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1996 and May 1996
                                      (In thousands, except share data)

                                                                    Last day of             Last day of
                                                                   February 1996             May 1996
                                                                   -------------            -----------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents (note 6)                               $    20,857              $    9,021
  Trade receivables, net                                                25,461                  26,850
  Other receivables, net                                                 3,512                   3,548
  Prepaid expenses                                                       4,286                   3,485
  Other current assets                                                   4,181                   4,206
                                                                   -----------              ----------
      Total current assets                                              58,297                  47,110

Property, plant and equipment, less accumulated depreciation
  of $174,123 and $179,133, respectively                               375,851                 377,470
Cost in excess of net assets acquired, less accumulated
  amortization of $22,138 and $22,764, respectively                      77,255                  76,629
Other noncurrent assets                                                 15,589                  20,131
                                                                   -----------              ----------

      Total assets                                                 $   526,992              $  521,340
                                                                   ===========              ==========



         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $   11,363               $   12,292
  Accrued interest                                                     19,056                   14,480
  Accrued expenses                                                     11,604                    9,137
  Deferred revenue                                                      5,707                    5,215
  Current maturities of long-term debt                                  2,732                    2,720
  Other current liabilities                                             4,630                    4,606
                                                                   ----------               ----------
      Total current liabilities                                        55,092                   48,450

Long-term debt, less current maturities (note 7)                      461,667                  466,231
Deferred income taxes                                                 102,041                  100,938
Other noncurrent liabilities                                            9,861                    9,726
                                                                   ----------               ----------
      Total liabilities                                               628,661                  625,345
                                                                   ----------               ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 52,936 shares (note 5)                         5,771                    5,950
                                                                   ----------               ----------

Common stockholders' deficit (note 3):
  Common stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 4,931,194 shares             49                       49
  Additional paid-in capital                                           50,173                   50,173
  Retained deficit                                                   (157,345)                (159,860)
  Equity adjustment to recognize minimum pension liability               (317)                    (317)
                                                                   ----------               ----------
      Total common stockholders' deficit                             (107,440)                (109,955)
                                                                   ----------               ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $  526,992               $  521,340
                                                                   ==========               ==========

See accompanying notes to consolidated financial statements.


                                            AMERICOLD CORPORATION

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three months ended last day of May 1995 and 1996
                                    (In thousands, except per share data)

                                                                   Three months             Three months
                                                                    ended last               ended last
                                                                      day of                   day of
                                                                     May 1995                 May 1996
                                                                   ------------              -----------
                                                                    (Unaudited)               (Unaudited)

Net sales                                                           $    53,183              $    79,396
                                                                    -----------              -----------
Operating expenses:
  Cost of sales                                                          33,574                   59,465
  Amortization of cost in excess of
    net assets acquired                                                     633                      627
  Selling and administrative expenses                                     6,909                    7,723
                                                                    -----------              -----------
      Total operating expenses                                           41,116                   67,815
                                                                    -----------              -----------
Gross operating margin                                                   12,067                   11,581
                                                                    -----------              -----------

Other (expense) income:
  Interest expense                                                      (14,234)                 (15,535)
  Reorganization expenses (note 2)                                       (3,523)                       -
  Other, net                                                                337                      514
                                                                    -----------              -----------
      Total other expense                                               (17,420)                 (15,021)
                                                                    -----------              -----------

Loss before income taxes                                                 (5,353)                  (3,440)
Benefit for income taxes (note 4)                                         1,851                    1,104
                                                                    -----------              -----------

Net loss                                                            $    (3,502)             $    (2,336)
                                                                    ===========              ===========

Net loss per common share (note 5)                                  $     (0.76)             $     (0.51)
                                                                    ===========              ===========

Weighted average number of shares
 outstanding                                                              4,861                    4,931
                                                                    ===========              ===========

See accompanying notes to consolidated financial statements.


                                            AMERICOLD CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Three months ended last day of May 1995 and 1996
                                               (In thousands)

                                                                   Three months             Three months
                                                                    ended last               ended last
                                                                      day of                   day of
                                                                     May 1995                 May 1996
                                                                   -----------              -----------
                                                                   (Unaudited)              (Unaudited)

Cash flows from operating activities:
  Net loss                                                         $    (3,502)             $    (2,336)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Depreciation                                                         4,720                    5,010
    Amortization and other noncash expenses                              1,415                    1,028
    Changes in assets and liabilities                                    2,750                   (7,279)
    Provision for deferred taxes                                        (1,851)                  (1,103)
                                                                   -----------              -----------
      Net cash provided (used) by operating activities                   3,532                   (4,680)
                                                                   -----------              -----------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                      (16,878)                  (6,053)
  Other items, net                                                         852                     (424)
                                                                   -----------              -----------
      Net cash used by investing activities                            (16,026)                  (6,477)
                                                                   -----------              -----------

Cash flows from financing activities:
  Principal payments under capitalized
    lease and other debt obligations                                      (622)                    (696)
  Proceeds from sale of senior subordinated notes                            -                  120,000
  Retirement of senior subordinated debentures                               -                 (115,000)
  Debt issuance costs                                                        -                   (5,035)
  Release of escrowed funds                                             15,954                       52
                                                                   -----------              -----------
      Net cash provided (used) by financing activities                  15,332                     (679)
                                                                   -----------              -----------
      Net increase (decrease) in cash and cash equivalents               2,838                  (11,836)

Cash and cash equivalents at beginning of period                        33,163                   20,857
                                                                   -----------              -----------
Cash and cash equivalents at end of period                         $    36,001              $     9,021
                                                                   ===========              ===========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                     $    11,392              $    20,112
                                                                   ===========              ===========

  Capital lease obligations incurred to lease new equipment        $         -              $       248
                                                                   ===========              ===========

  Cash paid for income taxes                                       $       324              $        24
                                                                   ===========              ===========



See accompanying notes to consolidated financial statements.


                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated balance sheet as of the last day of May 1996; the related consolidated statements of operations for the three months ended the last day of May 1995 and May 1996; and the related consolidated statements of cash flows for the three months ended the last day of May 1995 and May 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1996.


2.   PLAN OF REORGANIZATION UNDER CHAPTER 11
     ---------------------------------------

     On May 9, 1995, the Company filed a prepackaged plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (the "Court"). The principal purpose of the Plan was to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness and to adjust certain restrictive financial covenants and certain other provisions contained in the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and Metropolitan Life Insurance Company. On June 19, 1995, the Court approved the Company's Disclosure Statement dated April 14, 1995 and the Company's solicitation of votes to accept or reject the Plan, and confirmed the Plan. On June 30, 1995, the Plan became effective.

     In addition, the Company has rejected certain lease agreements relating to four warehouse facilities at Watsonville, Oakland and San Francisco, California; and Chicago, Illinois. In February 1996, the Company settled all lease rejection issues with the lessor of three properties located in Watsonville, Oakland and San Francisco, California. Such settlement did not involve the payment of any damages by the Company. The outcome of any damage claim resulting from the remaining lease rejection related to the Chicago warehouse facility cannot be predicted at this time, but the Company does not believe the resolution of such claim will be material.

     The Company has expensed all professional fees and similar expenditures incurred related to the prepackaged bankruptcy as "reorganization expenses."


3.   COMMON STOCKHOLDERS' DEFICIT
     ----------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the compensation committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of May
     1996 follows:

     Number of Shares   Exercise  Number of Shares  Expiration
     Subject to Option   Price      Exercisable        Date
     -----------------  --------  ----------------  ----------

         89,656          $10.00         89,656      May 1998
        100,000          $18.95        100,000      June 2000
         30,000          $21.88         18,000      May 2003
         30,000          $20.40         12,000      December 2003



4.   PROVISION FOR INCOME TAXES
     --------------------------

     The provision for income taxes was computed using a tax rate of 39.2%. The tax rate was applied to loss before income taxes, after adjusting for amortization of cost in excess of net assets acquired.


5.   LOSS PER COMMON SHARE
     ---------------------

     Loss per common share is computed by dividing net loss, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit 11, Statement Regarding Computation of Per Share Earnings.

6.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents includes highly liquid instruments, with original maturities of three months or less when purchased. There were cash equivalents totaling $15.4 million and $6.0 million as of the last day of February 1996 and May
     1996, respectively.


7.   LONG-TERM DEBT
     --------------

     On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior Subordinated Notes due 2008. The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 the Company's 15% Senior Subordinated Debentures due 2007. The remaining proceeds were used to pay transaction costs. The interest rate on the notes could be increased to 13.875% if the notes are not rated B3 or higher by Moody's Investors Service and B-or higher by Standard & Poor's by November 1, 1997.


8.   NEW ACCOUNTING STANDARDS
     ------------------------

     Effective March 1, 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement generally requires assessment of recoverability of an asset after events or circumstances that indicate an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. There was no impairment loss to report.

     Effective March 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires that, except for transactions with employees that are within the scope of Accounting Principles Board Opinion No. 25 ("APB No. 25"), all transactions in which goods or services are the consideration received for the issuance of equity instruments are to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25. Entities electing to follow the accounting methods of APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

     Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has elected to continue using APB No. 25 and make the necessary SFAS No. 123 pro forma disclosures. There is no such disclosure necessary at this time since no options have been granted after February 28, 1995.


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

     INTRODUCTION - Americold provides integrated logistics services for the frozen food industry consisting of warehousing and transportation management. These services are provided through the Company's network of 49 refrigerated warehouses and its refrigerated transportation management unit. The Company's fiscal year ends on the last day of February.


     DEVELOPMENT OF TRANSPORTATION MANAGEMENT SERVICES - In recent quarters, the Company has experienced increased interest by customers in procuring transportation management services from the Company. In this regard, the Company entered into arrangements in the first half of fiscal 1996 pursuant to which it is providing such services to three subsidiaries of one large customer. Transportation management services provided to these three customers account for substantially all of the increase in the Company's transportation management revenues. The Company has made proposals to offer similar services to certain other potential customers by emphasizing its full-service logistics expertise and warehouse industry position which enable customers to obtain services in support of distribution of frozen food products from a single provider.

     As the Company does not invest in or own transportation equipment, the Company has entered into contracts with independent carriers to provide freight transportation at negotiated rates. Accordingly, the margins that the Company earns in providing transportation management services are lower than for its warehousing services.


     DEVELOPMENT OF WAREHOUSE PROPERTIES - The Company continually evaluates the need for warehouse space and intends to pursue growth of its refrigerated warehouse business both by expanding its network of warehouses and by expanding existing facilities in response to customer requirements. The Company is currently adding capacity at both the Burley, Idaho, and Pasco, Washington facilities, which will result in a total of
     5.9 million cubic feet of new space. In addition, the Company has plans to add 13 million cubic feet by the middle of fiscal 1998. The Company intends to finance such expansion primarily through operating leases pursuant to an existing commitment and from other financing sources. See "--Liquidity and Capital Resources--Capital Resources" and "--Capital Resources --Capital Expenditures."


     COMPARISON OF THREE-MONTHS PERIODS ENDED MAY 31, 1995 AND 1996
     --------------------------------------------------------------

     NET SALES - The Company's net sales increased 49.2% from $53.2 million for the first three months of fiscal 1996 to $79.4 million for the first three months of fiscal 1997, reflecting a substantial increase in transportation management sales as well as a 5.0% increase in warehousing sales.

     Americold's net sales for the first three months of fiscal
     1996 and the first three months of fiscal 1997 are detailed in the table below, by activity:

                            NET SALES
                      (Dollars in Millions)

                Three Months Ended   Three Months Ended
                   May 31, 1995         May 31, 1996
                   ------------         ------------    % Change
                 Amount      %      Amount      %     FY96 to FY97
                 ------     ---     ------     ---    ------------

Logistics
 Warehousing
   Storage       $ 24.7     46.4%   $ 24.7     31.1%       0.0 %
   Handling        18.0     33.8%     19.7     24.8%       9.4 %
   Leasing          1.7      3.2%      1.8      2.3%       5.9 %
   Freezing
    and other       1.8      3.4%      2.3      2.9%      27.8 %
                 ------    -----    ------    -----     ------

                   46.2     86.8%     48.5     61.1%       5.0 %

 Transportation
 management
 services           6.1     11.5%     29.6     37.3%     385.2 %
                  -----    -----     -----    -----      -----

Total logistics    52.3     98.3%     78.1     98.4%      49.3 %
Other non-
 logistics           .9      1.7%      1.3      1.6%      44.4 %
                  -----    -----     -----    -----      -----

Total net sales  $ 53.2    100.0%   $ 79.4    100.0%      49.2 %
                 ======    =====    ======    =====      =====



     Warehousing sales increased from $46.2 million for the first three months of fiscal 1996 to $48.5 million for the first three months of fiscal 1997, principally due to a 9.4% increase in handling revenue. Storage revenue remained unchanged, as storage volume remained stable at approximately
     1.37 billion pounds stored on average per month in each of the two periods.

     The 9.4% increase in handling revenue resulted primarily from a 10.0% increase in volume of product handled, further affected by price increases and changes in product mix. For the first three months of fiscal 1996, 4.9 billion pounds of product were handled by the Company compared with 5.4 billion pounds during the same period in fiscal 1997.

     The Company anticipates the remainder of fiscal 1997 will reflect relatively flat storage volume and revenue with higher handling volume and revenue, as its customers attempt to reduce levels of inventory in certain product categories, especially vegetables, while increasing product turns.

     Transportation management sales increased 385.2% from $6.1 million for the first three months of fiscal 1996 to $29.6 million for the first three months of fiscal 1997, due to the outsourcing to the Company of additional transportation management responsibilities by three customers commencing in May 1995.

     Other non-logistics sales (quarry sales) increased 44.4% from $0.9 million for the first three months of fiscal 1996 to $1.3 million for the first three months of fiscal 1997.


     COST OF SALES - Cost of sales increased 77.1% from $33.6 million for the first three months of fiscal 1996 to $59.5 million for the first three months of fiscal 1997. The increased volume of transportation management services, which required increases in transportation capacity purchased from carriers and the addition of new employees, resulted in an approximately $23.7 million increase in cost of sales. In addition, cost of sales increased by approximately $2.1 million, resulting from increased warehouse labor and related fringe benefits due to the increased handling volume.

     Cost of sales as a percentage of net sales increased from 63.1% for the first three months of fiscal 1996 to 74.9% for the first three months of fiscal 1997, as handling and transportation management sales, which each have high variable cost requirements, increased from 45.3% of net sales in the prior period to 62.1% in the more recent period.

     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased 11.8% from $6.9 million for the first three months of fiscal 1996 to $7.7 million for the first three months of fiscal 1997. The increase primarily reflects an increase of approximately $0.4 million in salaries and related fringe benefits. Selling and administrative expenses as a percentage of net sales decreased from 13.0% in the first three months of fiscal 1996 to 9.7% in the first three months of fiscal 1997 due to the increase in transportation management sales which did not require a corresponding increase in selling and administrative expenses.


     GROSS OPERATING MARGIN - As a result of the increase in transportation management sales along with increased handling revenues, gross operating margin decreased 4.0% from $12.1 million for the first three months of fiscal 1996 to $11.6 million for the first three months of fiscal 1997.


     INTEREST EXPENSE - Interest expense increased from $14.2 million for the first three months of fiscal 1996 to $15.5 million for the first three months of fiscal 1997 as a result of higher overall interest rates and higher overall borrowings which resulted from the issuance of $120.0 million of the Company's 12.875% Senior Subordinated Notes due 2008 in April 1996, which were used to redeem at par in May 1996 all $115.0 million of the Company's 15% Senior Subordinated Debentures due 2007. As a result of the defeasance requirements, both issues were outstanding for the period April 9, 1996 to May 8, 1996.


     INCOME (LOSS) - The Company's income before income taxes for the first three months of fiscal 1996 was a loss of $5.4 million, compared to a loss of $3.4 million in the first three months of fiscal 1997. The decrease in loss between the two periods is due to the approximately $3.5 million of reorganization expenses incurred during the first three months of fiscal 1996, offset in part by the higher interest expense and lower gross operating margin in fiscal 1997.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company believes it has sufficient liquidity and capital resources to meet its needs related to the payment of interest expense, the continued operation and maintenance of its warehouses, the continued operation and planned expansion of its transportation management business and the funding of limited growth in warehouse capacity. Anticipated growth in the volume of transportation management services is not expected to consume significant capital resources. Although the Company's internal resources for new warehouse acquisition or construction are limited, the Company has arranged for up to $25.0 million in lease financing for new warehouse capacity from a finance company (the "Lease Line"), of which approximately $19.3 million is still available. See "-- Capital Resources." The Company has also arranged mortgage financing for the expansion of one warehouse facility in fiscal 1997. The Company plans to finance its warehouse expansion program principally through lease financing, and the Company believes it has the ability to finance all of its fiscal 1997 expansion projects from the Lease Line, similar lease financing, available cash or mortgage financing. In light of the significant debt obligations due between fiscal 2000 and fiscal 2008, the Company continues to need to increase operating cash flow and seek external sources for refinancing. To the extent such operating cash flow growth will result from warehouse capacity growth, the Company will also be required to obtain additional sources of financing.


     LIQUIDITY
     ---------

     OPERATING CASH FLOW - Net cash flow from operating activities, representing cash provided from operations, is used to fund capital expenditures and meet debt service requirements. Operating cash flow reported for any one period is sensitive to the timing of the collection of receivables and the payment of payables.

     Net cash flow from operating activities as reported in the Company's consolidated financial statements decreased from $3.5 million for the first three months of fiscal 1996 to a negative $4.7 million for the first three months of fiscal 1997. The decrease is due principally to the postponement of interest payments associated with the prepackaged bankruptcy in fiscal 1996 and changes in certain working capital items such as trade receivables. Net cash flow from operating activities in fiscal years 1994, 1995 and 1996 was $18.5 million, $12.7 million and $12.6 million, respectively. Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) was $17.5 million for the first three months of fiscal 1996 and $17.4 million for the first three months of fiscal 1997. Funds provided from operations in fiscal years 1994, 1995 and 1996 were $65.9 million, $71.6 million and $76.6 million, respectively.


     WORKING CAPITAL - The Company's working capital position as of the last day of the three-month period ended May 31, 1996 was a negative $1.3 million. This position compares to $3.2 million at fiscal 1996 year end. Working capital was reduced in the more recent period due to the decrease in net cash flow from operations discussed above and the funding of approximately $4.2 million of warehouse expansions.

     The Company's historical negative working capital position generally has not affected its ability to meet its cash operating needs. However, in fiscal 1995, the Company experienced a shortfall in the working capital necessary to make certain sinking fund payments, leading to the prepackaged bankruptcy.



     CAPITAL RESOURCES
     -----------------

     The credit agreement with the Company's primary bank provides an aggregate availability of $27.5 million, which may be used for any combination of letters of credit (up to $10.0 million) and revolving cash borrowings for general working capital purposes, subject to borrowing base limitations. The borrowing base for both cash borrowings and letters of credit equals 85% of eligible accounts receivable pledged to the bank plus, at the option of the Company, 70% of the value of all real property mortgaged to the bank. The Company has not mortgaged any properties under the credit agreement. The credit agreement, which matures on February 28, 1999, requires a 30-day resting period (during which there may be no outstanding borrowings) in fiscal 1997, and requires two such periods during each of fiscal 1998 and fiscal 1999. The Company has already satisfied the resting period required for fiscal 1997. The credit agreement also contains certain restrictive covenants, including financial covenants.

     Based on eligible accounts receivable as of May 31, 1996, the Company had an available credit line of $22.3 million, of which $7.5 million was used for letters of credit, principally related to leasing commitments and worker's compensation reserves. No cash borrowings were outstanding.

     The Lease Line, for which the Company signed a commitment letter in November 1995, is available to finance, subject to meeting certain conditions, the construction or acquisition of new warehouses or the expansion of existing warehouses which are not pledged as collateral security for senior debt. The Company intends to finance several of the planned warehouse additions with the new Lease Line. The terms of each lease financing will be separately established. The Lease Line commitment expires December 31, 1996. The lease rate will be fixed at the time of funding each property, and will be based on a spread over seven-year Treasury Bills. The first funding of approximately $5.7 million closed in late fiscal 1996 with respect to the Company's recently completed Grand Island, Nebraska facility.


     CAPITAL EXPENDITURES - Budgeted fiscal 1997 capital expenditures total approximately $43.5 million, including approximately $30.4 million for warehouse expansion. Expenditures for property, plant and equipment for the first three months of fiscal 1997 totaled $6.1 million, of which approximately $4.2 million related to warehouse expansions.

     Subsequent to the end of the quarter, the Company reached an agreement with the bond trustee under the Indenture related to the First Mortgage Bonds under which the Company received the entire $4.8 million of insurance proceeds held in escrow. The reimbursement to the Company results from fire-related restoration expenditures incurred by the Company at its Kansas City, Kansas facility.

     The projects the Company is currently exploring for fiscal 1997 would require the expenditure of up to $30.4 million, of which $9.9 million is presently committed and of which $4.2 million has been expended. The Company anticipates that it will use the Lease Line to finance all but one of such projects.


     NEW ACCOUNTING STANDARD
     -----------------------

     Effective March 1, 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement generally requires assessment of recoverability of an asset after events or circumstances that indicate an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. There was no impairment loss to report.

     Effective March 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires that, except for transactions with employees that are within the scope of Accounting Principles Board Opinion No. 25 ("APB No. 25"), all transactions in which goods or services are the consideration received for the issuance of equity instruments are to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25. Entities electing to follow the accounting methods of APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

     Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has elected to continue using APB No. 25 and make the necessary SFAS No. 123 pro forma disclosures. There is no such disclosure necessary at this time since no options have been granted after February 28, 1995.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------


     As part of the prepackaged bankruptcy proceedings, the Company rejected certain lease agreements relating to four warehouse facilities. In late fiscal 1996, the Company settled all lease rejection issues with the lessor of three properties located in Watsonville, Oakland and San Francisco, California. Such settlement did not involve the payment of any damages by the Company. The outcome of any damage claim resulting from the remaining lease rejection related to the Chicago warehouse facility cannot be predicted at this time, but the Company does not believe the resolution of such claim will be material. In addition, the Company commenced an action for declaratory judgment seeking certain rights to software pursuant to a contract with Non-Stop Logistics Corporation ("Non-Stop"). Non-Stop has filed a counterclaim for unspecified damages alleging, among other things, a cloud on its title to intellectual property rights in the software, breaches of a confidentiality agreement, lost business opportunities and lost profits. Counsel for Non-Stop has advised Americold's counsel that Non-Stop claims damages in amounts ranging from approximately $6.0 million to $33.0 million. The Company believes these claims to be without merit and intends to pursue such litigation vigorously. Subsequent to the end of the quarter, Non-Stop indicated its intention to amend its pleadings to seek an injunction against the Company's development of a forecasting system.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     On June 20, 1996, subsequent to the end of the fiscal quarter, the annual meeting of shareholders of the Company was held.
     The Company did not solicit proxies. At the meeting, the following actions were approved by the shareholders:

     (a) Election of a Board of Directors for the ensuing year consisting of Ronald H. Dykehouse, Frank
          Edelstein, William A. Marquard, George E. Matelich,
          James C. Pigott and Joel M. Smith.

     (b) Approval of an amendment to the corporation's Articles of Incorporation to remove the prohibition on the issuance of non-voting stock.

     (c) Approval of the selection of KPMG Peat Marwick LLP he Company's auditors for fiscal 1997.

     With respect to the election of directors, there were 2,739,000 shares voted for the election of each of the nominees for director and no votes withheld.

     With respect to the approval of the amendment to the Articles of Incorporation, there were 2,739,000 shares voted for approval and no shares voted against or abstaining.

     With respect to the approval of the selection of auditors, there were 2,739,000 shares voted for approval and no shares voted against or abstaining.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits


          (3.1) Articles of Amendment, adopted June 20, 1996, to the Second Restated Articles of Incorporation amended (filed as Exhibit (3)(i) to the Form 10-Q, dated July 14, 1995, for the quarter ended May 31, 1995, and incorporated herein by reference)

          (11)      Statement Regarding Computation of Per Share
                    Earnings

          (27)      Financial Data Schedule

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICOLD CORPORATION



                               /s/   Joel M. Smith
                              JOEL M. SMITH,
                              Senior Vice President
                              and Chief Financial Officer





Date:    July 12, 1996

                            FORM 10-Q

                          Exhibit Index


Exhibit                                                    Page
- -------                                                    ----


(a)  Exhibits

(3.1) Articles of Amendment, adopted June 20, 1996, to the Second Restated Articles of Incorporation, as amended

(11)   Statement Regarding Computation of Per Share
       Earnings

(27)   Financial Data Schedule