Form 10-Q
period 1996-08-31
AMERICOLD CORP /OR/
filed 1996-10-15
CIK 811119

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1996; or


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

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of September 30, 1996: 4,937,733 shares.


                        AMERICOLD CORPORATION

                            Form 10-Q

                          TABLE OF CONTENTS
                          -----------------



                                                          Page
                                                          ----

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                     3
             Consolidated Statements of Operations           4
             Consolidated Statements of Cash Flows           5
             Notes to Consolidated Financial Statements      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     10



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings                              20

Item 6.      Exhibits and Reports on Form 8-K               20



SIGNATURES                                                  22


EXHIBIT INDEX                                               23

                                       PART I - Financial Information
Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1996 and August 1996
                                      (In thousands, except share data)

                                                                    Last day of             Last day of
                                                                   February 1996            August 1996
                                                                   -------------            -----------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents (note 6)                               $    20,857              $    7,942
  Trade receivables, net                                                25,461                  32,662
  Other receivables, net                                                 3,512                   3,816
  Prepaid expenses                                                       4,286                   3,115
  Other current assets                                                   4,181                   4,061
                                                                   -----------              ----------
      Total current assets                                              58,297                  51,596

Property, plant and equipment, less accumulated depreciation
  of $174,123 and $183,557, respectively                               375,851                 381,419
Cost in excess of net assets acquired, less accumulated
  amortization of $22,138 and $23,391, respectively                     77,255                  76,002
Other noncurrent assets                                                 15,589                  15,123
                                                                   -----------              ----------

      Total assets                                                 $   526,992              $  524,140
                                                                   ===========              ==========



         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $   11,363               $   12,299
  Accrued interest                                                     19,056                   19,393
  Accrued expenses                                                     11,604                   12,085
  Deferred revenue                                                      5,707                    5,602
  Current maturities of long-term debt                                  2,732                    2,599
  Other current liabilities                                             4,630                    3,757
                                                                   ----------               ----------
      Total current liabilities                                        55,092                   55,735

Long-term debt, less current maturities (note 7)                      461,667                  465,573
Deferred income taxes                                                 102,041                   99,617
Other noncurrent liabilities                                            9,861                    9,890
                                                                   ----------               ----------
      Total liabilities                                               628,661                  630,815
                                                                   ----------               ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 52,936 shares (note 5)                         5,771                    6,127
                                                                   ----------               ----------

Common stockholders' deficit (note 3):
  Common stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 4,931,194 shares             49                       49
  Additional paid-in capital                                           50,173                   50,173
  Retained deficit                                                   (157,345)                (162,707)
  Equity adjustment to recognize minimum pension liability               (317)                    (317)
                                                                   ----------               ----------
      Total common stockholders' deficit                             (107,440)                (112,802)
                                                                   ----------               ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $  526,992               $  524,140
                                                                   ==========               ==========

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS

   Three and six months ended last day of August 1995 and 1996
              (In thousands, except per share data)

                                               Three months  Three months  Six months   Six months
                                                  ended         ended         ended        ended
                                               last day of    last day of  last day of  last day of
                                               August 1995    August 1996  August 1995  August 1996
                                               -----------    -----------  -----------  -----------
                                               (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)

Net sales                                       $   59,862     $   73,139   $  113,045   $  152,535
                                                ----------     ----------   ----------   ----------

Operating expenses:
  Cost of sales                                     40,123         55,024       73,697      114,489
  Amortization of cost in excess of
    net assets acquired                                887            626        1,520        1,253
  Selling and administrative expenses                7,163          7,312       14,072       15,035
                                                 ---------      ---------    ---------    ---------

      Total operating expenses                      48,173         62,962       89,289      130,777
                                                 ---------      ---------    ---------    ---------

Gross operating margin                              11,689         10,177       23,756       21,758
                                                 ---------      ---------    ---------    ---------

Other (expense) income:
  Interest expense                                 (13,892)       (13,721)     (28,126)     (29,256)
  Reorganization expenses (note 2)                  (2,777)          (403)      (6,300)        (403)
  Other, net                                          (513)           (46)        (176)         468
                                                 ---------      ---------    ---------    ---------

      Total other expense                          (17,182)       (14,170)     (34,602)     (29,191)
                                                 ---------      ---------    ---------    ---------

Loss before income taxes and extraordinary item     (5,493)        (3,993)     (10,846)      (7,433)
Benefit for income taxes (note 4)                    1,807          1,320        3,658        2,424
                                                 ---------      ---------    ---------    ---------

Net loss before extraordinary item                  (3,686)        (2,673)      (7,188)      (5,009)

Extraordinary item, net of income tax
  benefit of $1,157 (note 9)                        (1,793)             -       (1,793)          -
                                                 ---------      ---------    ---------   ---------

Net loss                                        $   (5,479)    $   (2,673)  $   (8,981) $   (5,009)
                                                 =========      =========    =========   =========

Loss per common share (note 5):
  Loss before extraordinary item                $    (0.79)    $    (0.58)  $    (1.55) $    (1.09)
  Extraordinary item                                 (0.37)             -        (0.37)          -
                                                 ---------      ---------    ---------   ---------

  Net loss per common share                     $    (1.16)    $    (0.58)  $    (1.92) $    (1.09)
                                                 =========      =========    =========   =========

  Weighted average number of shares
    outstanding                                      4,861          4,931        4,861       4,931
                                                 =========      =========    =========   =========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six months ended last day of August 1995 and 1996
                         (In thousands)

                                                                          Six months      Six months
                                                                          ended last      ended last
                                                                            day of          day of
                                                                         August 1995     August 1996
                                                                         -----------     -----------
                                                                         (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                               $   (8,981)      $   (5,009)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation                                                              9,589           10,203
    Amortization and other noncash expenses                                   2,830            2,086
    Changes in assets and liabilities                                        (4,673)          (5,826)
    Provision for deferred taxes                                             (4,816)          (2,424)
    Write-off of unamortized issuance costs                                     962                -
    Write-off of unamortized original issue discount                          1,988                -
                                                                          ---------        ---------
      Net cash used by operating activities                                  (3,101)            (970)
                                                                          ---------        ---------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                           (23,471)         (15,220)
  Other items, net                                                              423              291
                                                                          ---------        ---------
      Net cash used by investing activities                                 (23,048)         (14,929)
                                                                          ---------        ---------

Cash flows from financing activities:
  Principal payments under capitalized
    lease and other debt obligations                                         (1,262)          (1,457)
  Retirement of mortgage bonds                                              (10,000)               -
  Proceeds from sale of senior subordinated notes                                 -          120,000
  Retirement of senior subordinated debentures                                    -         (115,000)
  Debt issuance costs                                                             -           (5,379)
  Release of escrowed funds                                                  11,186            4,820
                                                                          ---------        ---------
      Net cash provided (used) by financing activities                          (76)           2,984
                                                                          ---------        ---------
      Net decrease in cash and cash equivalents                             (26,225)         (12,915)

Cash and cash equivalents at beginning of period                             33,163           20,857
                                                                          ---------        ---------
Cash and cash equivalents at end of period                               $    6,938       $    7,942
                                                                          =========        =========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                           $   29,138       $   28,920
                                                                          =========        =========

  Capital lease obligations incurred to lease new equipment              $      309       $      231
                                                                          =========        =========

  Cash paid during the year for income taxes                             $      363       $       24
                                                                          =========        =========





See accompanying notes to consolidated financial statements.
                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated balance sheet as of the last day of August 1996; the related consolidated statements of operations for the three and six months ended the last day of August 1995 and August 1996; and the related consolidated statements of cash flows for the six months ended the last day of August 1995 and August 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1996.


2.   PLAN OF REORGANIZATION UNDER CHAPTER 11
     ---------------------------------------

     On May 9, 1995, the Company filed a prepackaged plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Oregon (the "Court"). The principal purpose of the Plan was to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness and to adjust certain restrictive financial covenants and certain other provisions contained in the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and Metropolitan Life Insurance Company. On June 19, 1995, the Court approved the Company's Disclosure Statement dated April 14, 1995 and the Company's solicitation of votes to accept or reject the Plan, and confirmed the Plan. On June 30, 1995, the Plan became effective.

     In addition, the Company has rejected certain lease agreements relating to four warehouse facilities at Watsonville, Oakland and San Francisco, California, and Chicago, Illinois. In February 1996, the Company settled all lease rejection issues with the lessor of three properties located in Watsonville, Oakland and San Francisco, California. Such settlement did not involve the payment of any damages by the Company. Subsequent to the end of the quarter, in September 1996, the Company settled all lease rejection issues with the lessor of the Chicago, Illinois property. Such settlement, representing one year's rent recovery by the lessor as provided by the Bankruptcy Code, required a payment of approximately $0.4 million.

     The Company has expensed the settlement payment and all professional fees and similar expenditures incurred related to the prepackaged bankruptcy as "reorganization expenses."


3.   COMMON STOCKHOLDERS' DEFICIT
     ----------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the Compensation Committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of August 1996 follows:

                                    Number of      Exercise
                                     Shares         Price
                                    ---------      --------
     Outstanding, March 1, 1996     249,656    $10.00 to $21.88
     Granted (fair value of
       options, $12.00)             160,000         $12.30
     Cancelled                     (160,000)   $18.95 to $21.88
                                   --------
     Outstanding, August 31, 1996   249,656    $10.00 to $12.30
                                   ========

     Exercisable, August 31, 1996    89,656         $10.00
                                   ========

     The outstanding options expire from May 1998 through April
     2006.


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


6.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents includes highly liquid instruments, with original maturities of three months or less when purchased. There were cash equivalents totaling $15.4 million and $5.0 million as of the last day of February 1996 and August 1996, respectively.


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


8.   NEW ACCOUNTING STANDARDS
     ------------------------

     Effective March 1, 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement generally requires assessment of recoverability of an asset after events or circumstances that indicate an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. There was no impairment loss to report upon adoption.

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


9.   EXTRAORDINARY ITEM
     ------------------

     In June 1995, in conjunction with the exchange of the senior subordinated debentures and the repurchase of the $10.0 million of First Mortgage Bonds due 2002 as part of the prepackaged bankruptcy, unamortized original issue discount of approximately $2.0 million and unamortized issuance costs of approximately $1.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

     INTRODUCTION - Americold provides integrated logistics services for the frozen food industry consisting of warehousing and transportation management. These services are provided through the Company's network of 49 refrigerated warehouses and its refrigerated transportation management unit. The Company's fiscal year ends on the last day of February.


     DEVELOPMENT OF TRANSPORTATION MANAGEMENT SERVICES - Over the past year, the Company has experienced increased interest by customers in procuring transportation management services from the Company. In this regard, the Company entered into arrangements in the first half of fiscal 1996 pursuant to which it is providing such services to three subsidiaries of one large customer. Transportation management services provided to these three customers account for substantially all of the increase in the Company's transportation management revenues. The Company has made proposals to offer similar services to certain other potential customers by emphasizing its full-service logistics expertise and warehouse industry position which enable customers to obtain services in support of distribution of frozen food products from a single provider.

     As the Company does not invest in or own transportation equipment, the Company has entered into contracts with independent carriers to provide freight transportation at negotiated rates. Accordingly, the margins that the Company earns in providing transportation management services are lower than for its warehousing services.


     DEVELOPMENT OF WAREHOUSE PROPERTIES - The Company continually evaluates the need for warehouse space and intends to pursue growth of its refrigerated warehouse business both by expanding its network of warehouses and by expanding existing facilities in response to customer requirements. The Company has added capacity at both the Burley, Idaho (completed October 1, 1996), and Pasco, Washington (completed September 1, 1996) facilities, which resulted in a total of 5.9 million cubic feet of new space. The Company is currently adding capacity at the Fogelsville, Pennsylvania facility, which will result in 7.6 million cubic feet of new space. In addition, the Company, together with a joint venture partner, has under construction a new warehouse facility in Park Rapids, Minnesota which, when completed, will total 2.0 million cubic feet. Americold will act as the operator of the facility.
     The Company intends to finance such expansions primarily through operating leases pursuant to an existing commitment, through mortgage financing from its principal bank, and from other financing sources. See "--Liquidity and Capital Resources--Capital Resources" and "--Capital Expenditures."

     SECOND QUARTER RESULTS - Net sales increased 22.2% from $59.9 million for the second quarter of fiscal 1996 to $73.1 million for the same quarter in fiscal 1997. The increase is primarily related to transportation management sales as transportation management sales in the quarter increased 145.0% from the corresponding quarter in fiscal 1996 due to an increase in transportation management responsibilities.

     Warehousing sales have decreased 3.5% from $48.6 million for the second quarter of fiscal 1996 to $46.9 million for the corresponding quarter in fiscal 1997. The decrease in warehousing sales for the second quarter of fiscal 1997 is due primarily to closure of the Company's operations at the four warehouse locations during the third quarter of fiscal 1996 as a result of the rejection of leases. These closings accounted for approximately $2.9 million of the sales decrease. See
     Part II, Item 1. - "Legal Proceedings." In addition, warehousing sales at the continuing locations decreased approximately $0.9 million as a result of decreased volume due to the wet spring weather which reduced or delayed the receipt of certain fruit and vegetable products and unanticipated extended downtime by certain potato processors. These decreases were offset in part by the approximately $2.1 million of sales from new facilities added subsequent to the second quarter of fiscal 1996.

     Cost of sales increased 37.1% from $40.1 million for the second quarter of fiscal 1996 to $55.0 million for the same quarter of fiscal 1997. The increase is primarily related to the increased expense of providing a larger volume of transportation services. Warehousing cost of sales decreased approximately $2.5 million as a result of the warehouse closures, but cost of sales increases at the continuing locations and cost of sales added at new facilities more than offset the decrease. The increase at the continuing locations was due to increased handling volume which required increased labor, and due to operational difficulties at two of the Company's facilities which resulted in increased labor expense. The Company believes such difficulties are temporary.

     COMPARISON OF SIX-MONTH PERIODS ENDED AUGUST 31, 1995 AND 1996
     --------------------------------------------------------------

     NET SALES - The Company's net sales increased 35.0% from
     $113.0 million for the first six months of fiscal 1996 to $152.5 million for the first six months of fiscal 1997, reflecting a substantial increase in transportation management sales as well as a 0.6% increase in warehousing sales.

     Americold's net sales for the first six months of fiscal 1996 and the first six months of fiscal 1997 are detailed in the table below, by activity:

                            NET SALES
                      (Dollars in Millions)

                 Six Months Ended     Six Months Ended
                 August 31, 1995      August 31, 1996
                   ------------         ------------    % Change
                 Amount      %      Amount      %     FY96 to FY97
                 ------     ---     ------     ---    ------------

Logistics
 Warehousing
   Storage       $ 50.0     44.2%   $ 49.1     32.2%      (1.8)%
   Handling        36.0     31.9%     37.9     24.9%       5.3 %
   Leasing          3.3      2.9%      3.3      2.2%       0.0 %
   Freezing
    and other       5.5      4.9%      5.1      3.3%      (7.3)%
                 ------    -----    ------    -----     ------

Total warehousing  94.8     83.9%     95.4     62.6%       0.6 %

 Transportation
 management
 services          16.1     14.2%     54.1     35.4%     236.0 %
                  -----    -----     -----    -----      -----

Total logistics   110.9     98.1%    149.5     98.0%      34.8 %
Other non-
 logistics          2.1      1.9%      3.0      2.0%      42.9 %
                  -----    -----     -----    -----      -----

Total net sales  $113.0    100.0%   $152.5    100.0%      35.0 %
                 ======    =====    ======    =====      =====



     Warehousing sales increased from $94.8 million for the first six months of fiscal 1996 to $95.4 million for the first six months of fiscal 1997, principally due to a 5.3% increase in handling revenue. Storage revenue decreased 1.8%, as storage volume decreased from approximately 1.44 billion pounds stored on average per month for the first six months of fiscal 1996 to approximately 1.38 billion pounds for the first six months of fiscal 1997. Storage volume decreased 0.06 billion pounds stored on average per month for the first six months of fiscal 1997 due to the closure of the Company's operations at four warehouse locations during the third quarter of fiscal 1996 as a result of lease rejections in the prepackaged bankruptcy. The increase in storage volume at the three facilities that were added in fiscal 1996 helped offset a decrease at the continuing locations. As mentioned above, the Company's storage levels were affected by the wet spring weather which reduced or delayed the receipt of product, especially fruits and vegetables. In addition, due to the price of fresh potatoes in late spring, potato processors extended their downtime which reduced warehouse receipts and holdings at certain warehouses.

     The 5.3% increase in handling revenue resulted primarily from a 4.3% increase in volume of product handled, further affected by price increases and changes in product mix. For the first six months of fiscal 1996, 9.9 billion pounds of product were handled by the Company compared with 10.4 billion pounds during the same period in fiscal 1997. The three new facilities handled approximately 0.4 billion pounds of product during the first six months of fiscal 1997, which helped offset the approximately 0.3 billion pounds of product handled during the first six months of fiscal 1996 at the four closed facilities.

     The Company anticipates that vegetable processors will continue to have lower inventories for the balance of fiscal 1997. Expected storage levels for potatoes and other items for the balance of the year are uncertain. Overall, the Company anticipates that revenues and storage volumes will increase in the third quarter compared to the first and second quarters, but is uncertain whether levels in the corresponding periods last year will be exceeded. New warehouse properties and properties currently under development are expected to contribute to sales and storage volumes during the third and fourth quarters.

     Transportation management sales increased 236.0% from $16.1 million for the first six months of fiscal 1996 to $54.1 million for the first six months of fiscal 1997 due to the outsourcing to the Company of additional transportation management responsibilities by three customers.

     Other non-logistics sales (quarry sales) increased 42.9% from $2.1 million for the first six months of fiscal 1996 to $3.0 million for the first six months of fiscal 1997.


     COST OF SALES - Cost of sales increased 55.4% from $73.7 million for the first six months of fiscal 1996 to $114.4 million for the first six months of fiscal 1997. The increased volume of transportation management services, which required increases in transportation capacity purchased from carriers and the addition of new employees, resulted in an approximately $38.2 million increase in cost of sales. In addition, cost of sales increased by approximately $2.7 million as a result of increased warehouse labor and related fringe benefits. A portion of the increased cost of sales was due to the increased handling volume while approximately $0.7 million is the net result of warehouse openings and closings. Also, during the first six months, the Company experienced operational difficulties at two of the Company's warehouse facilities due to higher than anticipated warehouse storage volumes and due to changes in product mix which resulted in increased labor. The Company believes such difficulties are temporary.

     Cost of sales as a percentage of net sales increased from 65.2% for the first six months of fiscal 1996 to 75.1% for the first six months of fiscal 1997, as handling and transportation management sales, which each have high variable cost requirements, increased from 46.1% of net sales in the prior period to 60.3% in the more recent period.


     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased 6.8% from $14.1 million for the first six months of fiscal 1996 to $15.0 million for the first six months of fiscal 1997. The increase primarily reflects an increase of approximately $0.4 million in salaries and related fringe benefits and approximately $0.3 million in professional fees. Selling and administrative expenses as a percentage of net sales decreased from 12.4% in the first six months of fiscal 1996 to 9.9% in the first six months of fiscal 1997 due to the increase in transportation management sales which did not require a corresponding increase in selling and administrative expenses.


     GROSS OPERATING MARGIN - As a result of the increase in transportation management sales along with increased handling revenues, gross operating margin decreased 8.4% from $23.8 million for the first six months of fiscal 1996 to $21.8 million for the first six months of fiscal 1997.


     INTEREST EXPENSE - Interest expense increased from $28.1 million for the first six months of fiscal 1996 to $29.3 million for the first six months of fiscal 1997 primarily as a result of the defeasance requirements related to the issuance in April 1996 of $120.0 million of the Company's 12.875% Senior Subordinated Debentures due 2008 which were used in May 1996 to redeem at par all $115.0 million of the Company's outstanding 15% Senior Subordinated Debentures. Under the terms of the applicable indenture, both issues were outstanding for thirty (30) days, accounting for a major portion of the increase in interest expense. Interest expense also increased due to higher overall interest rates experienced by the Company and higher overall borrowings. During the second quarter of fiscal 1996, the Company, through the prepackaged bankruptcy, refinanced its then $115.0 million of 11% Senior Subordinated Debentures due 1997 with the 15% Senior Subordinated Debentures which in turn were refinanced in April 1996.


     REORGANIZATION EXPENSES - Reorganization expenses of approximately $6.3 million for the first six months of fiscal 1996 reflect the expenses related to the prepackaged bankruptcy incurred for professional services including investment banking, accounting and legal fees through the second quarter of fiscal 1996. For the first six months of fiscal 1997, the approximately $0.4 million reflects the settlement of the lease rejection issues related to the Chicago, Illinois facility.


     INCOME (LOSS) - The Company's loss before income taxes and extraordinary item for the first six months of fiscal 1996 was $10.8 million, compared to a loss of $7.4 million in the first six months of fiscal 1997. The decrease in loss between the two periods is due to the approximately $6.3 million of reorganization expenses incurred during the first six months of fiscal 1996, offset in part by the higher interest expense and lower gross operating margin in fiscal 1997.


     EXTRAORDINARY ITEM - In June 1995, in conjunction with the exchange of the senior subordinated debentures and the repurchase of the $10.0 million of first mortgage bonds as part of the prepackaged bankruptcy, unamortized original issue discount of approximately $2.0 million and unamortized issuance costs of approximately $1.0 million were written off, resulting in an extraordinary loss, net of taxes, of approximately $1.8 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company believes it has sufficient liquidity and capital resources to meet its short-term needs related to the payment of interest expense, the continued operation and maintenance of its warehouses, the continued operation and planned expansion of its transportation management business and the funding of limited growth in warehouse capacity. Anticipated growth in the volume of transportation management services is not expected to consume significant capital resources. Although the Company's internal resources for new warehouse acquisition or construction are limited, the Company has arranged for up to $25.0 million in lease financing for new warehouse capacity from a finance company (the "Lease Line"), of which approximately $19.3 million was still available at August 31, 1996. See "--Capital Resources." Subsequent to the end of the quarter, the Company also financed through a mortgage the expansion of its Burley, Idaho facility. The Company plans to finance its warehouse expansion program principally through lease financing, and the Company believes it has the ability to finance all of its fiscal 1997 expansion projects from the Lease Line, similar lease financing, available cash or mortgage financing. In light of the significant debt obligations due between fiscal 2000 and fiscal 2008, the Company continues to need to increase operating cash flow and seek external sources for refinancing. To the extent such operating cash flow growth will result from warehouse capacity growth, the Company will also be required to obtain additional sources of financing.


     LIQUIDITY
     ---------

     OPERATING CASH FLOW - Net cash flow from operating activities, representing cash provided from operations, is used to fund capital expenditures and meet debt service requirements. Operating cash flow reported for any one period is sensitive to the timing of the collection of receivables and the payment of payables.

     Net cash flow from operating activities as reported in the Company's consolidated financial statements increased from a negative $3.1 million for the first six months of fiscal 1996 to a negative $1.0 million for the first six months of fiscal 1997. The increase is due principally to the reduced loss due to the reduction in reorganization expenses offset by changes in certain working capital items. Net cash flow from operating activities in fiscal years 1994, 1995 and 1996 was $18.5 million, $12.7 million and $12.6 million, respectively. Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) was $35.2 million for the first six months of fiscal 1996 and $33.5 million for the first six months of fiscal 1997. Funds provided from operations in fiscal years 1994, 1995 and 1996 were $65.9 million, $71.6 million and $76.6 million, respectively.


     WORKING CAPITAL - The Company's working capital position as of the last day of the six-month period ended August 31, 1996 was a negative $4.1 million. This position compares to $3.2 million at fiscal 1996 year end. Working capital was reduced in the more recent period due to the decrease in net cash flow from operations discussed above and the funding of approximately $10.9 million of warehouse expansions. Approximately $7.3 million of cash was received on the first business day following the end of the quarter from accounts receivable.

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

     Based on eligible accounts receivable as of August 31, 1996, the Company had an available credit line of $27.1 million, of which $9.3 million was used for letters of credit, principally related to leasing commitments and worker's compensation reserves. No cash borrowings were outstanding.

     The Lease Line, for which the Company signed a commitment letter in November 1995, is available to finance, subject to meeting certain conditions, the construction or acquisition of new warehouses or the expansion of existing warehouses which are not pledged as collateral security for senior debt. The Company intends to finance several of the planned warehouse additions with the new Lease Line. The Company is currently arranging the financing of the Pasco, Washington facility under the Lease Line. The terms of each lease financing will be separately established. The Lease Line commitment expires December 31, 1996, and the Company is discussing with the lender the extension of the commitment level. The lease rate will be fixed at the time of funding each property, and will be based on a spread over seven-year Treasury Bills. The first funding of approximately $5.7 million closed in late fiscal 1996 with respect to the Company's recently completed Grand Island, Nebraska facility.

     Subsequent to the end of the quarter, the Company financed the Burley, Idaho expansion through a mortgage with its principal bank.


     CAPITAL EXPENDITURES - Budgeted fiscal 1997 capital expenditures total approximately $43.5 million, including approximately $30.4 million for warehouse expansion. Expenditures for property, plant and equipment for the first six months of fiscal 1997 totaled $15.2 million, of which approximately $10.9 million related to warehouse expansions.

     The Company reached an agreement with the bond trustee under the Indenture related to the First Mortgage Bonds under which the Company received the entire $4.8 million of insurance proceeds held in escrow. The reimbursement to the Company resulted from fire-related restoration expenditures incurred by the Company at its Kansas City, Kansas facility.

     The projects the Company has developed or is currently developing for fiscal 1997 would require the expenditure of up to $29.3 million, of which all is presently committed. The
     Company anticipates that it will use the Lease Line and mortgage financing to finance all but one of such projects.



     NEW ACCOUNTING STANDARDS
     ------------------------

     Effective March 1, 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement generally requires assessment of recoverability of an asset after events or circumstances that indicate an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. There was no impairment loss to report upon adoption.

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

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------


     As part of the prepackaged bankruptcy proceedings, the Company rejected certain lease agreements relating to four warehouse facilities. In late fiscal 1996, the Company settled all lease rejection issues with the lessor of three properties located in Watsonville, Oakland and San Francisco, California. Such settlement did not involve the payment of any damages by the Company. Subsequent to the end of the quarter, in September 1996, the Company settled all lease rejection issues with the lessor of the Chicago, Illinois property. Such settlement required a payment of approximately $0.4 million, representing one-year rent recovery by the lessor as provided by the Bankruptcy Code. In addition, the Company has commenced an action for declaratory judgment in the Court seeking certain rights to software pursuant to a contract with Non-Stop Logistics Corporation ("Non-Stop"). Non-Stop has filed a counterclaim for unspecified damages alleging, among other things, a cloud on its title to intellectual property rights in the software, breaches of a confidentiality agreement, lost business opportunities and lost profits. Non-Stop is seeking an injunction against the Company's development of a forecasting system. Counsel for Non-Stop has advised Americold's counsel that Non-Stop claims damages in amounts ranging from approximately $6.0 million to $33.0 million. The Company believes these claims to be without merit and intends to pursue such litigation vigorously. Subsequent to the end of the quarter, certain of Non-Stop's claims were dismissed from the case and certain issues were tried before the Bankruptcy Court judge. As of October 11, 1996, no final decision has been reached in the Non-Stop litigation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits


          (10.1)    Nonstatutory Stock Option Agreement effective
                    April 24, 1996 between the Company and Ronald
                    H. Dykehouse.

          (10.2)    Nonstatutory Stock Option Agreement effective
                    April 24, 1996 between the Company and John P.
                    LeNeveu.

          (10.3)    Nonstatutory Stock Option Agreement effective
                    April 24, 1996 between the Company and J. Roy
                    Coxe.


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


                               AMERICOLD CORPORATION



                               /s/ Joel M. Smith
                              JOEL M. SMITH,
                              Senior Vice President
                              and Chief Financial Officer





Date:    October 11, 1996

                            FORM 10-Q

                          Exhibit Index


Exhibit                                                    Page
-------                                                    ----


(a)  Exhibits

(10.1)    Nonstatutory Stock Option Agreement
          effective April 24, 1996 between the
          Company and Ronald H. Dykehouse.

(10.2)    Nonstatutory Stock Option Agreement
          effective April 24, 1996 between the
          Company and John P. LeNeveu.

(10.3)    Nonstatutory Stock Option Agreement
          effective April 24, 1996 between the
          Company and J. Roy Coxe.

(11)      Statement Regarding Computation of Per
          Share Earnings

(27)      Financial Data Schedule