Form 10-Q
period 1996-11-30
AMERICOLD CORP /OR/
filed 1997-01-14
CIK 811119

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1996; or


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

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of December 31, 1996: 4,994,866 shares.


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

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings

Item 2.      Change in Securities

Item 6.      Exhibits and Reports on Form 8-K



SIGNATURES


EXHIBIT INDEX

                                       PART I - Financial Information
Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1996 and November 1996
                                      (In thousands, except share data)

                                                                    Last day of            Last day of
                                                                   February 1996           November 1996
                                                                   -------------           -------------
                                                                                           (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents (note 6)                               $    20,857              $   11,011
  Trade receivables, net                                                25,461                  28,368
  Other receivables, net                                                 3,512                   6,131
  Prepaid expenses                                                       4,286                   2,262
  Other current assets                                                   4,181                   4,140
                                                                   -----------              ----------
      Total current assets                                              58,297                  51,912

Property, plant and equipment, less accumulated depreciation
  of $174,123 and $187,932, respectively                               375,851                 376,183
Cost in excess of net assets acquired, less accumulated
  amortization of $22,138 and $24,018, respectively                     77,255                  75,376
Other noncurrent assets (note 10)                                       15,589                  20,313
                                                                   -----------              ----------

      Total assets                                                 $   526,992              $  523,784
                                                                   ===========              ==========



         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                  $   11,363              $   14,431
  Accrued interest                                                      19,056                  13,547
  Accrued expenses                                                      11,604                  10,074
  Deferred revenue                                                       5,707                   6,249
  Current maturities of long-term debt                                   2,732                   2,516
  Other current liabilities                                              4,630                   3,565
                                                                    ----------              ----------
      Total current liabilities                                         55,092                  50,382

Long-term debt, less current maturities (note 7)                       461,667                 468,961
Deferred income taxes                                                  102,041                 100,121
Other noncurrent liabilities                                             9,861                  10,731
                                                                    ----------              ----------
      Total liabilities                                                628,661                 630,195
                                                                    ----------              ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 52,936 shares (note 5)                          5,771                   5,581
                                                                    ----------              ----------

Common stockholders' deficit (note 3):
  Common stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 4,931,194 and
    4,980,347 shares, respectively                                          49                      49
  Additional paid-in capital                                            50,173                  51,001
  Retained deficit                                                    (157,345)               (162,725)
  Equity adjustment to recognize minimum pension liability                (317)                   (317)
                                                                    ----------              ----------
      Total common stockholders' deficit                              (107,440)               (111,992)
                                                                    ----------              ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                  $  526,992              $  523,784
                                                                    ==========              ==========

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS

 Three and nine months ended last day of November 1995 and 1996
              (In thousands, except per share data)

                                               Three months  Three months   Nine months   Nine months
                                                  ended         ended         ended        ended
                                               last day of    last day of  last day of   last day of
                                              November 1995  November 1996 November 1995 November 1996
                                              -------------  ------------- ------------- -------------
                                               (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)

Net sales                                       $   86,852     $   82,244   $  199,897   $  234,779
                                                ----------     ----------   ----------   ----------

Operating expenses:
  Cost of sales                                     62,206         59,014      135,903      173,503
  Amortization of cost in excess of
    net assets acquired                                626            627        2,146        1,880
  Selling and administrative expenses                7,082          7,678       21,154       22,713
                                                 ---------      ---------    ---------    ---------

      Total operating expenses                      69,914         67,319      159,203      198,096
                                                 ---------      ---------    ---------    ---------

Gross operating margin                              16,938         14,925       40,694       36,683
                                                 ---------      ---------    ---------    ---------

Other (expense) income:
  Interest expense                                 (14,009)       (13,601)     (42,135)     (42,857)
  Reorganization expenses (note 2)                    (404)          (476)      (6,704)        (879)
  Other, net                                          (171)          (190)        (347)         278
                                                 ---------      ---------    ---------    ---------

      Total other expense                          (14,584)       (14,267)     (49,186)     (43,458)
                                                 ---------      ---------    ---------    ---------

Income (loss) before income taxes and
  extraordinary item                                 2,354            658       (8,492)      (6,775)
(Provision) benefit for income taxes (note 4)       (1,169)          (504)       2,489        1,920
                                                 ---------      ---------    ---------    ---------

Net income (loss) before extraordinary item          1,185            154       (6,003)      (4,855)

Extraordinary item, net of income tax
  benefit of $1,157 (note 9)                             -              -       (1,793)           -
                                                 ---------      ---------    ---------   ---------

Net income (loss)                               $    1,185     $      154   $   (7,796)  $   (4,855)
                                                 =========      =========    =========    =========

Income (loss) per common share (note 5):
  Income (loss) before extraordinary item       $     0.21     $      0.0   $    (1.34)  $    (1.09)
  Extraordinary item                                     -              -        (0.37)           -
                                                 ---------      ---------    ---------    ---------

  Net income (loss) per common share            $     0.21     $      0.0   $    (1.71)  $    (1.09)
                                                 =========      =========    =========    =========

  Weighted average number of shares
    outstanding                                      4,861          4,943        4,861        4,935
                                                 =========      =========    =========    =========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      Nine months ended last day of November 1995 and 1996
                         (In thousands)

                                                                          Nine months     Nine months
                                                                          ended last      ended last
                                                                            day of          day of
                                                                         November 1995    November 1996
                                                                         -------------    -------------
                                                                          (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                                               $   (7,796)      $   (4,855)
  Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
    Depreciation                                                             14,505           15,518
    Amortization and other noncash expenses                                   3,915            4,386
    Changes in assets and liabilities                                       (10,743)          (9,783)
    Provision for deferred taxes                                             (3,697)          (1,920)
    Write-off of unamortized issuance costs                                     962                -
    Write-off of unamortized original issue discount                          1,988                -
                                                                          ---------        ---------
      Net cash provided (used) by operating activities                         (866)           3,346
                                                                          ---------        ---------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                           (29,300)         (24,525)
  Net proceeds from sale of assets                                                -            6,517
  Other items, net                                                            1,815             (739)
                                                                          ---------        ---------
      Net cash used by investing activities                                 (27,485)         (18,747)
                                                                          ---------        ---------

Cash flows from financing activities:
  Principal payments under capitalized
    lease and other debt obligations                                         (2,156)          (1,998)
  Retirement of mortgage bonds                                              (10,000)               -
  Proceeds from sale of senior subordinated notes                                 -          120,000
  Retirement of senior subordinated debentures                                    -         (115,000)
  Proceeds from mortgage payable                                                  -           15,222
  Retirement of mortgage payable                                                  -          (11,376)
  Debt issuance costs                                                             -           (5,463)
  Release of escrowed funds                                                  15,315            4,820
  Proceeds from exercise of stock option                                          -               65
  Preferred stock dividend                                                        -             (715)
                                                                          ---------        ---------
      Net cash provided by financing activities                               3,159            5,555
                                                                          ---------        ---------
      Net decrease in cash and cash equivalents                             (25,192)          (9,846)

Cash and cash equivalents at beginning of period                             33,163           20,857
                                                                          ---------        ---------
Cash and cash equivalents at end of period                               $    7,971       $   11,011
                                                                          =========        =========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                           $   46,125       $   48,367
                                                                          =========        =========

  Capital lease obligations incurred to lease new equipment              $      343       $      231
                                                                          =========        =========

  Cash paid during the year for income taxes                             $      395       $       58
                                                                          =========        =========

  Property sale proceeds placed in escrow                                $        -       $    5,334
                                                                          =========        =========

  Employee stock ownership plan contribution made with
    common stock                                                         $        -       $      750
                                                                          =========        =========

  Compensation expense on exercise of stock option                       $        -       $       13
                                                                          =========        =========




See accompanying notes to consolidated financial statements.


                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated balance sheet as of the last day of November 1996; the related consolidated statements of operations for the three and nine months ended the last day of November 1995 and November 1996; and the related consolidated statements of cash flows for the nine months ended the last day of November 1995 and November 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1996.


2.   PLAN OF REORGANIZATION UNDER CHAPTER 11
     ---------------------------------------

     On May 9, 1995, the Company filed a prepackaged plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Oregon (the "Court"). The principal purpose of the Plan was to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness and to adjust certain restrictive financial covenants and certain other provisions contained in the Second Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and Metropolitan Life Insurance Company (see Note 10, Subsequent Event). On June 19, 1995, the Court approved the Company's Disclosure Statement dated April 14, 1995 and the Company's solicitation of votes to accept or reject the Plan, and confirmed the Plan. On June 30, 1995, the Plan became effective.

     In addition, the Company rejected certain lease agreements relating to four warehouse facilities at Watsonville, Oakland and San Francisco, California, and Chicago, Illinois. In February 1996, the Company settled all lease rejection issues with the lessor of three properties located in Watsonville, Oakland and San Francisco, California. Such settlement did not involve the payment of any damages by the Company. In September 1996, the Company settled all lease rejection issues with the lessor of the Chicago, Illinois property. Such settlement, representing one year's rent recovery by the lessor as provided by the Bankruptcy Code, required a payment of approximately $0.4 million.

     The Company has expensed the settlement payment and related professional fees and all professional fees and similar expenditures incurred related to the prepackaged bankruptcy as "reorganization expenses."


3.   COMMON STOCKHOLDERS' DEFICIT
     ----------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the Compensation Committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of November 1996 follows:

                                      Number of      Exercise
                                       Shares         Price
                                      ---------      --------
     Outstanding, March 1, 1996       249,656    $10.00 to $21.88
     Exercised                         (6,539)        $10.00
     Granted (fair value of
       options, $12.00)               160,000         $12.30
     Cancelled                       (162,760)   $10.00 to $21.88
                                     --------
     Outstanding, November 30, 1996   240,357    $10.00 to $12.30
                                     ========

     Exercisable, November 30, 1996    80,357         $10.00
                                     ========

     The outstanding options expire from May 1998 through April
     2006.


4.   PROVISION FOR INCOME TAXES
     --------------------------

     The provision for income taxes was computed using a tax rate of 39.2%. The tax rate was applied to income before income taxes, after adjusting for amortization of cost in excess of net assets acquired.


5.   INCOME PER COMMON SHARE
     -----------------------

     Income per common share is computed by dividing net income, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit 11, Statement Regarding Computation of Per Share Earnings.


6.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents includes highly liquid instruments, with original maturities of three months or less when purchased. There were cash equivalents totaling $15.4 million and $2.0 million as of the last day of February 1996 and November 1996, respectively.


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


9.   SALE/LEASEBACK
     --------------

     In November 1996, the Company entered into a sale/leaseback transaction of its Pasco, Washington facility. Of the approximately $11.8 million of net proceeds, the Company received approximately $6.5 million at closing and the remaining $5.3 million was placed in escrow with the Trustee under the indenture governing the Company's first mortgage bonds. The Company has until November 1997 to substitute unencumbered property for the total amount of cash, or any portion thereof, held in escrow. Any escrowed funds remaining after the one year period will be used to repurchase outstanding mortgage bonds.

     The lease was treated as an operating lease with a resulting deferred gain of approximately $2.7 million, which is being amortized over the approximate ten year life of the lease.


10.  SUBSEQUENT EVENT
     ----------------

     The Company was notified that in December 1996, the Metropolitan Life Insurance Company (the "Met") sold its entire $140 million holdings of the Company's Series A, 11.45% First Mortgage Bonds. As a result of such transaction, the Second Amended and Restated Investment Agreement, dated March 2, 1993, between the Met and the Company, which included certain financial covenants and other restrictive covenants, was terminated.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

     INTRODUCTION - Americold Corporation (the "Company") provides integrated logistics services for the frozen food industry consisting of warehousing and transportation management.
     These services are provided through the Company's network of 50 refrigerated warehouses and its refrigerated transportation management unit. The Company's fiscal year ends on the last day of February.


     DEVELOPMENT OF TRANSPORTATION MANAGEMENT SERVICES - Over the past several years, the Company has experienced increased interest by customers in procuring transportation management services from the Company. In this regard, the Company entered into arrangements in the first half of fiscal 1996 pursuant to which it is providing such services to three subsidiaries of one large customer. Transportation management services provided to these three customers account for substantially all of the increase in the Company's transportation management revenues. The Company has made proposals to offer similar services to certain other potential customers by emphasizing its full-service logistics expertise and warehouse industry position which enable customers to obtain services in support of distribution of frozen food products from a single provider.

     As the Company does not invest in or own transportation equipment, the Company has entered into contracts with independent carriers to provide freight transportation at negotiated rates. Accordingly, the margins that the Company earns in providing transportation management services are lower than for its warehousing services.


     DEVELOPMENT OF WAREHOUSE PROPERTIES - The Company continually evaluates the need for warehouse space and intends to pursue growth of its refrigerated warehouse business both by expanding its network of warehouses and by expanding existing facilities in response to customer requirements. The Company has added capacity at both the Burley, Idaho (completed October 1, 1996), and Pasco, Washington (completed September 1, 1996) facilities, which resulted in a total of 5.9 million cubic feet of new space. The Company is currently adding capacity at the Fogelsville, Pennsylvania facility, which will result in 7.6 million cubic feet of new space. The expansion should be completed by the end of fiscal 1997. In addition, the Company completed in November 1996 the construction of a new warehouse facility in Park Rapids, Minnesota which totaled
     2.0 million cubic feet. The Company is currently negotiating a joint venture ownership structure for the property. The Company will act as the operator of the facility. The Company intends to or has completed the financing of such expansions primarily through operating leases, through mortgage financing from its principal bank and from other financing sources. See "--Liquidity and Capital Resources--Capital Resources" and "-- Capital Expenditures."

     The Company intends to vacate its Chicago (S. Blue Island Ave.), Illinois facility by the end of fiscal 1997, and to vacate its Kent, Washington facility at the end of March 1997 when that lease expires. The facilities total 3.9 million cubic feet and are marginally profitable.


     COMPARISON OF THREE-MONTH PERIODS ENDED NOVEMBER 30, 1995 AND
     1996
     -------------------------------------------------------------

     Net sales decreased 5.3% from $86.9 million for the third quarter of fiscal 1996 to $82.2 million for the same quarter in fiscal 1997. The decrease is primarily related to a reduction in transportation management sales which decreased 11.0% from the corresponding quarter in fiscal 1996 due to a decrease in business from one customer. The reduction is the result of decreasing consumer demand for one product line of such customer.

     Warehousing sales decreased 2.3% from $55.7 million for the third quarter of fiscal 1996 to $54.4 million for the corresponding quarter in fiscal 1997. The decrease is due partially to closure of the Company's operations at four warehouse locations during the third quarter of fiscal 1996 as a result of the rejection of the leases in the prepackaged bankruptcy. These closings accounted for approximately $0.6 million of the sales decrease. See Part I, Item 1. - Note 2 to Consolidated Financial Statements. In addition, warehousing sales at the continuing locations decreased approximately $2.2 million as a result of decreased volume of certain vegetable products due to wet spring weather and reduced volumes of certain potato products. These decreases were offset in part by the approximately $1.5 million of sales from the new facilities added in fiscal 1996.

     Cost of sales decreased 5.1% from $62.2 million for the third quarter of fiscal 1996 to $59.0 million for the same quarter of fiscal 1997. The decrease is primarily related to the decreased volume of transportation services during the quarter. Warehousing cost of sales decreased slightly as a result of the warehouse closures, but cost of sales increases at the new facilities and at certain continuing locations more than offset the decrease. The increases at the continuing locations were due to increased handling volume which required increased labor, and due to operational difficulties at two of the Company's facilities which also resulted in increased labor expense. The Company believes such difficulties have been resolved at one location and should be resolved in the near future at the other.

     COMPARISON OF NINE-MONTH PERIODS ENDED NOVEMBER 30, 1995 AND
     1996
     --------------------------------------------------------------

     NET SALES - The Company's net sales increased 17.4% from $199.9 million for the first nine months of fiscal 1996 to $234.8 million for the first nine months of fiscal 1997, reflecting a substantial increase in transportation management sales as well as a 0.5% decrease in warehousing sales.

     Americold's net sales for the first nine months of fiscal 1996 and the first nine months of fiscal 1997 are detailed in the table below, by activity:

                            NET SALES
                      (Dollars in Millions)

                 Nine Months Ended  Nine Months Ended
                 November 30, 1995  November 30, 1996
                 -----------------  -----------------   % Change
                 Amount      %      Amount      %      FY96 to FY97
                 ------     ---     ------     ---     ------------

Logistics
 Warehousing
   Storage       $ 79.9     40.0%   $ 77.6     33.1%      (2.9)%
   Handling        56.8     28.4%     59.4     25.3%       4.6 %
   Leasing          5.1      2.6%      5.0      2.1%      (2.0)%
   Freezing
    and other       8.7      4.3%      7.8      3.3%     (10.3)%
                 ------    -----    ------    -----     ------

Total warehousing 150.5     75.3%    149.8     63.8%      (0.5)%

 Transportation
 management
 services          46.0     23.0%     80.7     34.4%      75.4 %
                  -----    -----     -----    -----      -----

Total logistics   196.5     98.3%    230.5     98.2%      17.3 %
Other non-
 logistics          3.4      1.7%      4.3      1.8%      26.5 %
                  -----    -----     -----    -----      -----

Total net sales  $199.9    100.0%   $234.8    100.0%      17.4 %
                 ======    =====    ======    =====      =====



     Warehousing sales decreased from $150.5 million for the first nine months of fiscal 1996 to $149.8 million for the first nine months of fiscal 1997, principally due to a 2.9% decrease in storage revenue and a 10.3% decrease in freezing and other revenue. Storage revenue decreased 2.9%, as storage volume decreased from approximately 1.55 billion pounds stored on average per month for the first nine months of fiscal 1996 to approximately 1.49 billion pounds for the first nine months of fiscal 1997. Storage volume decreased 0.06 billion pounds stored on average per month for the first nine months of fiscal 1997 due to the closure of the Company's operations at the four warehouse locations during the third quarter of fiscal 1996 and decreased storage volumes at certain of the continuing locations. The increase in storage volumes at the three facilities that were added in fiscal 1996 helped offset such decreases. As mentioned above, the Company's storage levels were affected by the wet spring weather which reduced or delayed the receipt of product, especially fruits and vegetables. In addition, due to the high price of fresh potatoes in late spring, potato processors extended their downtime, which reduced warehouse receipts and storage volumes at certain warehouses.

     The 4.6% increase in handling revenue resulted primarily from a 3.5% increase in volume of product handled, further affected by price increases and changes in product mix. For the first nine months of fiscal 1996, 15.7 billion pounds of product were handled by the Company compared with 16.3 billion pounds during the same period in fiscal 1997. The three new facilities handled approximately 0.8 billion pounds of product during the first nine months of fiscal 1997, which helped offset the approximately 0.3 billion pounds of product handled during the first nine months of fiscal 1996 at the four closed facilities.

     The Company anticipates that vegetable processors will continue to maintain lower inventories for the balance of fiscal 1997. Expected storage levels for potatoes and other items for the balance of the year are also expected to be lower than the prior year. Overall, the Company anticipates that revenues and storage volumes at the existing facilities will be lower in the fourth quarter of fiscal 1997 as compared to the fourth quarter of last year. The Company expects such decrease will be offset in part by sales and storage volumes contributed by the new warehouse properties, including expansions, added in the third quarter.

     Transportation management sales increased 75.4% from $46.0 million for the first nine months of fiscal 1996 to $80.7 million for the first nine months of fiscal 1997, due to the outsourcing to the Company of additional transportation management responsibilities by three customers in the first half of fiscal 1996.

     Other non-logistics sales (quarry sales) increased 26.5% from $3.4 million for the first nine months of fiscal 1996 to $4.3 million for the first nine months of fiscal 1997.


     COST OF SALES - Cost of sales increased 27.7% from $135.9 million for the first nine months of fiscal 1996 to $173.5 million for the first nine months of fiscal 1997. The increased volume of transportation management services, which required increases in transportation capacity purchased from carriers and the addition of new employees, resulted in an approximately $34.0 million increase in cost of sales. In addition, cost of sales increased by approximately $3.5 million as a result of increased warehouse labor and related fringe benefits. A portion of the increased cost of sales was due to the increased handling volume offset by a decrease of approximately $1.0 million as the net result of the new warehouse openings and closings. During the first nine months, the Company also experienced operational difficulties at two of the Company's warehouse facilities due to higher than anticipated warehouse storage volumes and changes in product mix, which resulted in increased labor expense. The Company believes such difficulties have been resolved at one location and should be resolved in the near future at the other.

     Cost of sales as a percentage of net sales increased from 68.0% for the first nine months of fiscal 1996 to 73.9% for the first nine months of fiscal 1997, as handling and transportation management sales, which each have high variable cost requirements, increased from 51.4% of net sales in the prior period to 59.7% in the more recent period.


     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased 7.4% from $21.2 million for the first nine months of fiscal 1996 to $22.7 million for the first nine months of fiscal 1997. The increase primarily reflects an increase of approximately $0.7 million in salaries and related fringe benefits, and $0.6 million in professional fees. Selling and administrative expenses as a percentage of net sales decreased from 10.6% in the first nine months of fiscal 1996 to 9.7% in the first nine months of fiscal 1997 due to the increase in transportation management sales which did not require a corresponding increase in selling and administrative expenses.

     GROSS OPERATING MARGIN - As a result of the increase in lower-margin transportation management sales along with increased product handling activity, gross operating margin decreased 9.9% from $40.7 million for the first nine months of fiscal 1996 to $36.7 million for the first nine months of fiscal 1997.


     INTEREST EXPENSE - Interest expense increased from $42.1 million for the first nine months of fiscal 1996 to $42.9 million for the first nine months of fiscal 1997 as a result of the defeasance requirements related to the issuance in April 1996 of $120.0 million of the Company's 12.875% Senior Subordinated Debentures due 2008. Proceeds from the issue were used in May 1996 to redeem at par all $115.0 million of the Company's outstanding 15% Senior Subordinated Debentures. Under the terms of the applicable indenture, both issues were outstanding for thirty (30) days, accounting for a major portion of the increase in interest expense. Excluding the increased cost due to defeasance, interest expense decreased due to lower overall interest rates experienced by the Company even with higher overall borrowings. During the second quarter of fiscal 1996, the Company, through the prepackaged bankruptcy, refinanced its then $115.0 million of 11% Senior Subordinated Debentures due 1997 with the 15% Senior Subordinated Debentures which were refinanced in the first quarter of fiscal 1997.


     REORGANIZATION EXPENSES - Reorganization expenses of approximately $6.7 million for the first nine months of fiscal 1996 reflect the expenses related to the prepackaged bankruptcy incurred for professional services, including investment banking, accounting and legal fees. For the first nine months of fiscal 1997, the Company incurred reorganization expenses of approximately $0.9 million as the result of the settlement of the lease rejection issues related to the Chicago, Illinois facility, including professional services related to the prepackaged bankruptcy.


     INCOME (LOSS) - The Company's loss before income taxes and extraordinary item for the first nine months of fiscal 1996 was $8.5 million, compared to a loss of $6.8 million in the first nine months of fiscal 1997. The decrease in the loss in the more recent period is due to the approximately $6.7 million of reorganization expenses incurred during the first nine months of fiscal 1996, offset in part by the higher interest expense and lower gross operating margin realized in the first nine months of fiscal 1997.


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company believes it has sufficient liquidity and capital resources to meet its short-term needs related to the payment of interest expense, the continued operation and maintenance of its warehouses, the continued operation and planned expansion of its transportation management business and the funding of limited growth in warehouse capacity. Anticipated growth in the volume of transportation management services is not expected to consume significant capital resources. Although the Company's internal resources for new warehouse acquisition or construction are limited, the Company has arranged for up to $25.0 million in lease financing for new warehouse capacity from a finance company (the "Lease Line"), of which approximately $7.3 million remained unused at November 30, 1996. See "--Capital Resources." In October 1996, the Company also financed through a mortgage the expansion of its Burley, Idaho facility. The Company plans to finance its warehouse expansion program principally through lease financing. In light of the significant debt obligations due between fiscal 2000 and fiscal 2008, the Company continues to need to increase operating cash flow and seek external sources for refinancing. To the extent such operating cash flow growth will result from warehouse capacity growth, the Company will also be required to obtain additional sources of financing.


     LIQUIDITY
     ---------

     OPERATING CASH FLOW - Net cash flow from operating activities, representing cash provided from operations, is used to fund capital expenditures and meet debt service requirements. Operating cash flow reported for any one period is sensitive to the timing of the collection of receivables and the payment of payables.

     Net cash flow from operating activities as reported in the Company's consolidated financial statements increased from a negative $0.9 million for the first nine months of fiscal 1996 to $3.3 million for the first nine months of fiscal 1997. The fiscal 1997 improvement is due principally to the lower net loss incurred in fiscal 1997 due to the significant reduction in reorganization expenses, and to changes in certain working capital items. Net cash flow from operating activities in fiscal years 1994, 1995 and 1996 was $18.5 million, $12.7 million and $12.6 million, respectively. Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) was $57.8 million for the first nine months of fiscal 1996 and $54.5 million for the first nine months of fiscal 1997. Funds provided from operations in fiscal years 1994, 1995 and 1996 were $65.9 million, $71.6 million and $76.6 million, respectively.


     WORKING CAPITAL - The Company's working capital position as of the last day of the nine-month period ended November 30, 1996 was $1.5 million. This position compares to $3.2 million at fiscal 1996 year end. Working capital was reduced in the more recent period due to the funding of approximately $10.4 million of warehouse expansions.



     CAPITAL RESOURCES
     -----------------

     The credit agreement with the Company's primary bank provides an aggregate availability of $27.5 million, which may be used for any combination of letters of credit and revolving cash borrowings for general working capital purposes, subject to borrowing base limitations. The borrowing base for both cash borrowings and letters of credit equals 85% of eligible accounts receivable pledged to the bank plus, at the option of the Company, 70% of the value of all real property mortgaged to the bank. The Company has not mortgaged any properties under the credit agreement. The credit agreement, which matures on February 28, 1999, requires a 30-day resting period (during which there may be no outstanding borrowings) in fiscal 1997, and requires two such periods during each of fiscal 1998 and fiscal 1999. The Company has already satisfied the resting period requirement for fiscal 1997. The credit agreement also contains certain restrictive covenants, including financial covenants.

     Based on eligible accounts receivable as of November 30, 1996, the Company had an available credit line of $23.5 million, of which $10.0 million was used for letters of credit, principally related to leasing commitments and worker's compensation reserves. No cash borrowings were outstanding.

     The Lease Line was used to finance, subject to meeting certain conditions, the construction or acquisition of new warehouses or the expansion of existing warehouses which were not pledged as collateral security for senior debt. While the Lease Line commitment was originally intended to expire December 31, 1996, based on discussions with the lender, the commitment expiration date is expected to be extended into the first quarter of fiscal 1998. In addition, the Lease Line is expected to be increased by approximately $10.0 million, to an available total of $17.3 million, in order to allow for the planned sale/leaseback of an existing facility. The first funding of approximately $5.7 million closed in late fiscal 1996 with respect to the Company's Grand Island, Nebraska facility. The Company also funded $12.0 million for the financing of the Pasco, Washington facility under the Lease Line during November 1996. In October 1996, the Company financed the Burley, Idaho facility expansion through a mortgage with its principal bank.

     The Company was notified that in December 1996, the Metropolitan Life Insurance Company (the "Met") sold its entire $140 million holdings of the Company's Series A, 11.45% First Mortgage Bonds. As a result of such transaction, the Second Amended and Restated Investment Agreement, dated March 2, 1993, between the Met and the Company, which included certain financial covenants and other restrictive covenants, was terminated.


     CAPITAL EXPENDITURES - Expenditures for property, plant and equipment for the first nine months of fiscal 1997 totaled $24.6 million, of which approximately $18.9 million related to warehouse expansions. Capital expenditures for the fourth quarter of fiscal 1997 are expected to be approximately $12.0 million. The Company intends to finance the remaining fiscal 1997 expenditures from operating cash flow. The Company is considering its alternatives regarding the financing of the Fogelsville, Pennsylvania expansion.



     NEW ACCOUNTING STANDARDS
     ------------------------

     Effective March 1, 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement generally requires assessment of recoverability of an asset after events or circumstances indicate that there is an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. There was no impairment loss to report upon adoption.

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

                    PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------


     Subsequent to the end of the quarter, on December 27, 1996, an opinion was issued by the Bankruptcy Judge in the Company's declaratory judgment action against Non-Stop Logistics Corporation ("Non-Stop"). In this action, the Company sought certain rights to software pursuant to a letter agreement with Non-Stop, and Non-Stop asserted various claims for damages to its business, lost business opportunities and lost profits, and asserted breaches of the letter agreement and a confidentiality agreement.

     The Bankruptcy Judge ruled that the Company did not breach the letter agreement with Non-Stop, but that Non-Stop breached the exclusivity provisions of the agreement by offering licenses to persons in the United States. Under the ruling, Americold is excused from further performance under the letter agreement. The Judge also ruled that while the Company had the conditional exclusive right to use Non-Stop's services as they apply to frozen and refrigerated foods in the United States, the Company did not have the right to obtain Non-Stop's computer software source codes or object codes. Furthermore, the Bankruptcy Judge rejected all but one of Non-Stop's claims that the Company breached the confidentiality agreement.

     Although the Bankruptcy Judge deferred trial of Non-Stop's request for damages for the Company's breach of the confidentiality agreement, the Company believes the amount of the damages, if any, able to be established by Non-Stop with respect to such breach will not be material. The Bankruptcy Judge also indicated she will enjoin one Company executive from working on any third-party logistics system for the Company. Non-Stop's request for an injunction preventing the Company from developing an alternative logistics forecasting system was denied.

     The rulings are subject to preparation and entry of a final order.


ITEM 2.   CHANGES IN SECURITIES
          ---------------------

     During the third quarter of fiscal 1997, the Company did not engage in the sale of any of the Company's securities that were not registered under the Securities Act of 1933, as amended, except that on November 14, 1996, the Company contributed 42,614 shares of the Company's Common Stock, $0.01 par value per share, valued at $750,000, to the Americold Employee Stock Ownership Plan. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits


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


                              AMERICOLD CORPORATION


                              /s/ Joel M. Smith
                              ---------------------------
                              JOEL M. SMITH,
                              Senior Vice President
                              and Chief Financial Officer





Date:    January 13, 1997

                            FORM 10-Q

                          Exhibit Index


Exhibit                                                    Page
-------                                                    ----


(a)  Exhibits

(11)      Statement Regarding Computation of Per
          Share Earnings

(27)      Financial Data Schedule