Form 10-K405
period 1997-02-28
AMERICOLD CORP /OR/
filed 1997-05-29
CIK 811119

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     February 28, 1997; or

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

                     /X/     Yes          /  /   No

Aggregate market value of voting stock held by non-affiliates on May 1, 1997: $24,752,312 (based upon the last known transaction in the voting stock of the Company).

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of May 1, 1997: 4,995,556 shares.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None
Exhibit Index located at page 84.
                      AMERICOLD CORPORATION
                            FORM 10-K

                        TABLE OF CONTENTS
                        -----------------
Part I                                                        Page
----------                                                    ----

Item 1.     Business                                            4

Item 2.     Properties                                         12

Item 3.     Legal Proceedings                                  15

Item 4.     Submission of Matters to a Vote of                 16
            Security Holders

Part II
-------

Item 5.     Market for Registrant's Common Equity              16
            and Related Stockholder Matters

Item 6.     Selected Financial Data                            17

Item 7.     Management's Discussion and Analysis of            18
            Financial Condition and Results of Operations

Item 8.     Financial Statements and Supplementary Data        30

Item 9.     Changes in and Disagreements with Accountants      30
            on Accounting and Financial Disclosure

Part III
--------

Item 10.     Directors and Executive Officers of the           31
             Registrant

Item 11.     Executive Compensation                            33

Item 12.     Security Ownership of Certain Beneficial          42
             Owners and Management

Item 13.     Certain Relationships and Related Transactions    44

Part IV
-------

Item 14.     Exhibits, Financial Statement Schedules and       44
             Reports on Form 8-K

SIGNATURES                                                     53
SUPPLEMENTAL INFORMATION                                       54
EXHIBIT INDEX                                                  84

                             PART I

Item 1.     Business

GENERAL
-------

Americold Corporation ("Americold" or the "Company"), the nation's largest supplier of public refrigerated warehouse space, provides integrated logistics services for the frozen food industry. These services, consisting of warehousing and transportation management, are provided through the Company's network of 49 refrigerated warehouses in 17 states and through the Company's refrigerated transportation management unit.

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

As used herein, the terms "Americold" or the "Company" refer to Americold Corporation and its subsidiary unless the context indicates otherwise. All references to the fiscal year of the Company refer to the year ended the last day of February.


COMPANY SERVICES
----------------

The Company provides frozen food manufacturers with refrigerated warehousing and transportation management services. Integration of these services allows frozen food manufacturers to contract on an outsource basis with a single entity, the Company, for the following services to coordinate and manage the distribution of frozen food products:

                 Americold's Logistics Services

Refrigerated Warehousing Services                     Transportation Management Services
---------------------------------                     ----------------------------------

Storage                                               Freight Optimization
Handling                                              Freight Routing
Order Assembly                                        Dispatching
Order Management                                      Freight Rate Negotiation
Cross-Docking                                         Backhaul Coordination
Blast Freezing/Tempering                              Freight Payment
Facility Leasing                                      Freight Bill Auditing
Facility Operation                                    Network Flow Management
Inventory Status Information                          Local/Store Door Delivery
Product Assembly/Packaging/Labeling                   Order Consolidation
Product Recalls                                       Claims Management
                                                      Distribution Channel Assessment

The Company offers these services both on a separate and an integrated basis.


     REFRIGERATED WAREHOUSING SERVICES
     ---------------------------------

Since its founding in 1911, the Company has grown to become the largest owner and operator of refrigerated warehouses in the United States. The Company supplies approximately 16% of the total publicly-available freezer storage space in the country, based on the most recent data (October 1995) published by the United States Department of Agriculture and the data most recently prepared by the International Association of Refrigerated Warehouses (the "IARW").

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

The Company has implemented management operating systems and performance standards in its warehouses. The Company's IBM AS400 warehouse management information system ties together into a single network with common services all of the Company's locations. To further integrate the Company's services, the Company also utilizes a transportation management system which is fully integrated with the Company's warehouse management system. The Company also offers electronic data interchange to receive customer orders and to transmit product flow and status information to its customers.

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


     TRANSPORTATION MANAGEMENT
     -------------------------

Over the past several years, the Company has experienced increased interest by customers in procuring transportation management services from the Company. As a result, the Company has expanded its focus to provide integrated warehousing and transportation management services to the frozen food industry.

Transportation management services offered by the Company include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, local/store door delivery, order consolidation and distribution channel assessment. The Company also offers services that enable customers to assess the most economical means to store and ship frozen food products. The Company believes that its temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels will enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers using the Company's systems.

Since fiscal 1996, the Company has provided a broad range of transportation management services to three subsidiaries of H. J. Heinz Co. ("Heinz"). For each of the subsidiaries, the Company manages the distribution of frozen food products from manufacturing plants through distribution channels to the subsidiaries' customers. In addition, for one of these subsidiaries, the Company also manages the in-bound transportation of over 200 non-frozen ingredients to the subsidiary's manufacturing plants.

In providing transportation management services, the actual freight transportation is performed by carriers who have negotiated rates with the Company. The Company does not own and does not intend to own significant transportation equipment.


REVENUES AND CUSTOMERS
----------------------

Americold's net sales by services provided for fiscal 1995, 1996 and 1997 are detailed below by activity:

                 NET SALES BY SERVICES PROVIDED
                      (Dollars in Millions)

                                          Fiscal 1995                Fiscal 1996               Fiscal 1997
                                         ---------------            ---------------          ---------------
                                         Amount       %             Amount       %           Amount      %
                                         ---------------            ---------------          ---------------

Logistics
  Warehousing
    Storage                              $103.4     48.0%           $107.6     38.5%         $104.6     33.7%
    Handling                               70.7     32.9%             76.2     27.2%           80.5     25.9%
    Leasing                                 7.0      3.3%              7.0      2.5%            6.3      2.0%
    Freezing and other                     11.4      5.3%             10.6      3.8%            9.8      3.1%
                                         ------   ------            ------   ------          ------   ------
                                          192.5     89.5%            201.4     72.0%          201.2     64.7%

  Transportation management services       18.0      8.3%             74.2     26.5%          104.6     33.7%
                                         ------   ------            ------   ------          ------   ------
Total logistics                           210.5     97.8%            275.6     98.5%          305.8     98.4%
Other non-logistics                         4.7      2.2%              4.2      1.5%            5.0      1.6%
                                         ------   ------            ------   -------         -------  -------

Total net sales                          $215.2    100.0%           $279.8    100.0%         $310.8    100.0%
                                         ======   ======            ======   ======          ======   ======




Americold's customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. Although the Company provides services to approximately 2,500 customers, in fiscal 1997 the ten largest customers accounted for approximately 72% of total net sales. One customer of the Company, Heinz and subsidiaries, accounted for approximately 48% or $149.9 million of the Company's net sales in fiscal 1997. Substantially all of the Company's transportation management services sales are attributable to Heinz. Subsequent to the end of fiscal 1997, Heinz announced that Ore-Ida Foods, Inc. ("Ore-Ida"), a subsidiary, had entered into negotiations to sell several of its plants to McCain Foods, Inc. ("McCain"). At certain of these plants, the Company has long-term contracts with Ore-Ida relating to the storage of product. While the Company is not able to estimate the extent to which sales to McCain will replace sales to Heinz, the Company expects the total percentage of the Company's net sales to Heinz to decrease in fiscal 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company believes that the risk to the Company of losing its largest customers has been reduced in several cases through long-term storage and operating agreements and by the fact that services are provided to certain large customers in multiple locations. At a number of facilities, particularly those located adjacent to customers' processing facilities, a majority of, and in some cases virtually all, business is attributable to a single user of the facility. Management has observed in the past that to the extent products produced at locations adjoining the Company's facilities are commodities grown in the surrounding area, demand for the products has been more significant to the long-term sales and profitability of the facility than has been the viability of a single producer.


SEASONALITY
-----------

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


COMPETITION
-----------

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

Competition is national, regional and local in nature. There are no significant barriers to entry, permitting a relatively large number of smaller competitors to enter the Company's markets. On the national level, Americold competes with URS Logistics, Inc. ("URS"), Millard Refrigerated Services, United States Cold Storage, Inc., and Carmar Freezers, which, according to statistics compiled by the IARW in 1996, accounted for approximately 7.7%, 6.0%, 5.8% and 3.2% of public freezer space, respectively, in calendar 1996. On the regional and local level, there are many smaller warehouse
operators that compete with the Company.   According to data
prepared by the IARW, warehouse operators who own or control less than 35 million cubic feet each of refrigerated space or freezer space accounted for approximately 65% of all public refrigerated storage space in calendar 1996. The Company believes that competition from these local and regional competitors is significant because national competitors often do not compete in the same markets as the Company.

The Company believes that if its strategy of providing fully integrated warehousing and transportation management services is successful, the ability to reduce customer's distribution costs resulting from the economies of scale attendant to the movement of large quantities of diverse products through its national network of warehouses will create a marketing advantage not available to smaller competitors. Other companies, such as GATX Corporation and Exel Logistics, Inc., provide transportation management services predominately to non-refrigerated shippers. URS provides services similar to those provided by the Company, but the Company believes that its position in the public refrigerated warehousing industry combined with its combination of transportation management tools and warehouse integration are unique.

Kelso holds approximately 57% of the common equity of URS and, therefore, owns a controlling interest in both the Company and URS. Kelso has implemented procedures intended to address possible conflicts of interest that might arise from its investment in both URS and the Company. Kelso had considered on a preliminary basis the possibility of a business combination between the Company and URS. However, there currently are no discussions between Americold and URS. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."


ORGANIZATION
------------

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


SALES AND MARKETING
-------------------

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

The Company has promoted its logistics services to existing and potential customers through consultations during which the Company presents a range of potential logistics services to that customer. Although the Company has primarily focused on its existing large frozen food manufacturer customers, the Company is also currently approaching retailers, distributors and smaller manufacturers to offer the Company's network of warehouses and transportation management services, which such customers may find more attractive than developing their own logistics resources. The Company intends to continue to emphasize integrated warehousing and transportation management services and to pursue other customers who may wish to outsource significant logistics responsibilities to Americold.

The majority of the Company's customers are billed on a monthly basis for warehousing charges. Handling and first period storage is billed upon receipt of the product. Recognition of one-half of the handling revenue is deferred until the product is released. Transportation management customers are generally billed on a shipment by shipment basis.


EMPLOYEES
---------

The Company had approximately 2,117 employees as of February 28, 1997. A breakdown of employees by function is set forth below:

                 Employee Breakdown by Function


                                     Number of       Percentage
Function                             Employees        of Total
--------                             ---------       ----------

Warehousing Services                   1,655            78.2%
Transportation Management Services        48             2.3%
Sales and Marketing                        4             0.2%
Non-Logistics                             28             1.3%
Administration (Warehouse and
  Corporate)                             382            18.0%
                                       -----           -----
      Total                            2,117           100.0%
                                       =====           =====


Approximately 706 of the Company's employees are covered by union contracts. Currently, 21 facilities employ unionized labor, while 28 facilities are non-unionized. Union contracts for individual locations are with the local chapters of national unions, principally the International Brotherhood of Teamsters, and generally have staggered expiration dates. During the past three years, there has been one strike at one warehouse which lasted for approximately four days. The Company believes its relationships with its employees are satisfactory.

As a result of the anticipated continued expansion in transportation management services, the transportation management staff is expected to increase in fiscal 1998.


PATENTS, LICENSES AND TRADEMARKS
--------------------------------

The Company's operations are not dependent upon any single or related group of patents, licenses, franchises or concessions. The Company's operations are also not dependent upon a single trademark or service mark, although the Company has registered the Americold [registered trademark symbol], SUPERCOLD [registered trademark symbol] and FLOW-THRU [registered trademark symbol] service marks with the United States Patent and Trademark Office.


RESEARCH AND DEVELOPMENT
------------------------

The Company believes that the refrigerated warehouse industry is not one in which research and development has traditionally played a significant role. The Company, however, has made significant expenditures in developing its integrated warehousing and transportation management services, including installing its computer data processing support system which integrates modern transportation management systems with the Company's warehouse management system. The Company also continues to pursue methods of reducing energy costs at its facilities.


ENVIRONMENTAL COMPLIANCE
------------------------

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local provisions which have been enacted or adopted to regulate or otherwise protect the environment.




ITEM 2.     PROPERTIES

As of the last day of February 1997, the Company's network of 49 refrigerated warehouse facilities in 17 states provided a total storage capacity of approximately 245.0 million cubic feet (compared to approximately 228.9 million cubic feet of storage capacity as of the last day of February 1996). Included in the Company's total storage capacity at February 28, 1997 is approximately 4.2 million cubic feet of storage capacity added in Pasco, Washington in September 1996; 2.9 million cubic feet of storage capacity added in Burley, Idaho in October 1996; and 7.6 million cubic feet added in Fogelsville, Pennsylvania in February 1997. In addition, the Company completed in November 1996 the construction of a new warehouse facility in Park Rapids, Minnesota, which added approximately 1.9 million cubic feet. The Company is also leasing 1.9 million cubic feet of warehouse space at Park Rapids. Although negotiations for a joint venture ownership structure for the Park Rapids property are underway, the Company will continue to act as the operator of the facility. At the end of their respective leases, the Company vacated in February 1997 its Chicago (S. Blue Island Avenue), Illinois facility and, in March 1997, subsequent to the end of the fiscal year, its Kent, Washington facility. The facilities totaled approximately 3.8 million cubic feet and were marginally profitable.

Although most of the facilities are owned by the Company, nine facilities comprising approximately 7.8% of the Company's total cubic feet of storage space are leased or subleased by the Company under operating-type lease arrangements. In addition, four facilities representing approximately 5.0% of the total cubic feet of storage space are leased, in whole or in part, under capitalized-type lease arrangements. Five facilities, or portions thereof, representing approximately 8.2% of the total cubic feet of storage space, are situated on leased land.

Capacity utilization at the Company's facilities varies from season to season, with an average annual capacity utilization of approximately 72%. All but seven of the Company's owned warehouses are currently encumbered as security for the senior secured debt of the Company.

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

The following table lists the 49 refrigerated warehouse properties owned or leased by the Company as of February 28, 1997. It also shows the 31 facilities that presently secure the Company's first mortgage bonds, and two facilities that presently secure the mortgages payable.

                REFRIGERATED WAREHOUSE FACILITIES

                                              Total
                                           Storage Space         Type of      Owned or
                                          (Cubic Ft./Mil)       Facility<F1>   Leased
                                          ---------------       --------     --------
Burbank (W. Magnolia Blvd.), California         0.8               P/D       Owned
Fullerton (S. Raymond Ave.), California         4.0               P/D       Leased<F2>
Los Angeles (Corona St.), California            0.7               D         Leased<F2>
Los Angeles (Jesse St.), California             2.7               P/D       Owned<F5>
Pajaro (Salinas Rd.), California                0.7               P/D       Leased<F2>
Turlock (5th St.), California                   2.5               P/D       Owned<F5>
Turlock (S. Kilroy Rd.), California             3.0               P/D       Owned<F5>
Watsonville (W. Riverside Dr.), California      5.4               P/D       Owned<F3><F5>
Watsonville (Second St.), California            1.4               P/D       Leased<F2>
Denver (E. 50th St.), Colorado                  2.8               P/D       Owned<F3>/Leased<F4><F5>
Denver (N. Washington St.), Colorado            0.5               P/D       Leased<F2>
Bartow (U. S. Highway 17), Florida              1.2               P/D       Owned<F3><F5>
Plant City (S. Alexander St.), Florida          0.8               P/D       Owned
Tampa (N. 50th St.), Florida                    4.1               P/D       Owned/Leased<F4>
Tampa (S. Lois Ave.), Florida                   0.4               D         Owned
Tampa (Shoreline Dr.), Florida                  1.3               D         Owned<F3>
Burley (U.S. Highway 30), Idaho                10.7               P/D       Owned<F3><F6>
Nampa (4th St. N.), Idaho                       8.0               P         Owned<F5>
Rochelle (Americold Drive), Illinois            6.0               D         Owned<F5>
Bettendorf (State St.), Iowa                    8.9               P/D       Owned<F5>
Fort Dodge (Maple Dr.), Iowa                    3.7               D         Owned<F5>
Kansas City (Inland Dr.), Kansas               35.2               P/D       Owned<F5>
Portland (Read St.), Maine                      1.8               P/D       Owned
Boston (Widett Ci.), Massachusetts              3.1               P/D       Owned<F5>
Gloucester (E. Main St.), Massachusetts         1.9               P/D       Owned<F5>
Gloucester (Railroad Ave.), Massachusetts       0.3               P/D       Owned<F5>
Gloucester (Rogers St.), Massachusetts          2.8               P/D       Owned<F5>
Gloucester (Rowe Sq.), Massachusetts            2.4               P/D       Owned<F5>
Watertown (Pleasant St.), Massachusetts         4.7               P/D       Owned<F5>
Park Rapids (U. S. Hwy 71 S), Minnesota         3.8               P         Owned/Leased<F2>
Grand Island (E. Roberts St.), Nebraska         2.2               P/D       Leased<F2>
Brooks (Brooklake Rd.), Oregon                  4.8               P         Owned<F5>
Hermiston (Westland Rd.), Oregon                4.0               P         Owned<F5>
Milwaukie (S. E. McLoughlin Blvd.), Oregon      4.7               D         Owned<F5>
Ontario (N. E. First St.), Oregon               8.1               P         Leased<F4><F6>
Salem (Portland Rd. N.E.), Oregon              12.5               P/D       Owned<F5>
Woodburn (Silverton Rd.), Oregon                6.3               P/D       Owned<F5>
Fogelsville (Mill Rd.), Pennsylvania           21.6               D         Owned/Leased<F4><F5>
Murfreesboro (Stephenson Dr.), Tennessee        2.9               P/D       Owned<F5>
Clearfield (South St.), Utah                    8.6               P/D       Owned<F5>
Burlington (S. Walnut), Washington              4.7               P/D       Owned<F5>
Connell (W. Juniper St.), Washington            5.7               P         Owned
Kent (S. 190th St.), Washington                 1.0               D         Leased<F2><F7>
Moses Lake (Wheeler Rd.), Washington            7.3               P/D       Owned<F5>
Pasco (Industrial Way), Washington              6.7               P         Leased<F2>
Walla Walla (4-14th Ave. S.), Washington        3.1               P         Owned<F5>
Wallula (Dodd Rd.), Washington                  1.2               P/D       Owned<F5>
Plover (110th St.), Wisconsin                   9.4               P/D       Owned<F5>
Tomah (Route 2), Wisconsin                      4.6               P         Owned<F5>
                                              -----
                                              245.0
                                              =====
----------------------

<F1>    "P" designates a production facility.
        "D" designates a distribution facility.
        "P/D" designates a facility that is used for both production and distribution.
<F2>    Operating lease.
<F3>    Building owned by the Company; land is leased.
<F4>    Capitalized lease.
<F5>    Security for Company's first mortgage bonds.  See Note 7 to Consolidated Financial Statements as of
        the last day of February 1996 and 1997.
<F6>    Security for mortgage payable.
<F7>    Lease expired March 1997.
/TABLE

ITEM 3.     LEGAL PROCEEDINGS


In a declaratory judgment action brought against Non-Stop Logistics Corporation ("Non-Stop") by the Company, the Company sought certain rights to software pursuant to a letter agreement with Non-Stop, and Non-Stop asserted various claims for damages to its business, lost business opportunities and lost profits, and asserted breaches of the letter agreement and a confidentiality agreement. On February 27, 1997, the Bankruptcy Judge (the "Judge") filed an order deciding certain of the claims at issue.

The Judge ruled that the Company did not breach the letter agreement with Non-Stop, but that Non-Stop breached the exclusivity provisions of the agreement by offering licenses to persons in the United States. Under the ruling, the Company was excused from further performance under the letter agreement. The Judge also ruled that while the Company had the conditional exclusive right to use Non-Stop's services as they apply to frozen and refrigerated foods in the United States, the Company did not have the right to obtain Non-Stop's computer software source codes or object codes. Furthermore, the Judge rejected all but one of Non-Stop's claims that the Company breached the confidentiality agreement.

The Judge has enjoined one Company executive from working on any third-party logistics system for the Company that competes with Non-Stop's system. Non-Stop's request for an injunction preventing the Company from developing an alternative logistics forecasting system was denied. The Company does not believe Non-Stop's claim for damages for the Company's breach of the confidentiality agreement, which is being tried separately in the Bankruptcy Court in May 1997, is material.

Non-Stop's counterclaim for intentional interference with prospective business relations has been severed and reserved for a later jury trial in District Court. Non-Stop has not yet specified what damages it will seek on this claim. In earlier phases of the dispute, however, Non-Stop has claimed damages to its business ranging from $6.0 million to $33.0 million. Asserting that it would bring a claim in connection with the trial on its interference claim, Non-Stop withdrew a claim for damages of more than $4.0 million from the damages trial related to the confidentiality agreement. Trial on Non-Stop's claim for intentional interference will not take place before the fall of calendar 1997. The Company believes that the interference claim is without merit and will vigorously defend that claim.

Americold Services Corporation ("ASC"), a wholly owned subsidiary of the Company, has been sued by Beatrice Associates ("Beatrice") in the United States District Court for the Northern District of Illinois. Beatrice owns the building at 1550 South Blue Island Avenue, Chicago, Illinois, that ASC leased until January 1997. Beatrice claims that ASC breached the lease by failing to return the building in the condition required by the lease. Although Beatrice's complaint does not state the damages it is seeking, it has since indicated that its damages exceed $5.0 million. Discovery is ongoing. No trial date has been set. ASC intends to defend this action vigorously.

From time to time, the Company has been involved in litigation relating to claims arising out of its operations in the regular course of business. As of May 1, 1997, the Company was not a party to any legal proceedings, the outcome of which would, in management's opinion, have a material adverse effect on the Company's results of operations or financial position.

The Company maintains property, liability and warehouseman's legal liability insurance in amounts which it believes are consistent with industry practice and adequate for its operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of stockholders during the fourth quarter of fiscal 1997.




                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS



MARKET INFORMATION
------------------

The Company's common stock is not listed on a securities exchange or traded through an inter-dealer quotation system. There is no established public trading market for the Company's common stock.
However, there are occasional trades through certain broker/dealers.


STOCKHOLDERS
------------

As of May 1, 1997, there were 4,995,556 shares of the Company's common stock outstanding, held by approximately 82 stockholders of record. See also Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management".


DIVIDENDS
---------

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

                                             Year Ended   Year Ended   Year Ended   Year Ended   Year Ended
                                              last day     last day     last day     last day     last day
                                                 of           of           of           of           of
                                              February     February     February     February     February
                                                1993         1994         1995         1996         1997
                                              --------     --------     --------     --------     --------
Income Statement Data:
  Net sales                                   $ 196,130    $ 198,887    $ 215,207    $ 279,788    $ 310,767
  Income (loss) before extraordinary
     item and cumulative effect of
     accounting principle changes                (8,150)     (11,039)       5,564       (8,080)      (6,540)
  Extraordinary item, net of income
     tax benefit                                      -       (1,848)           -       (1,794)           -
  Cumulative effect of accounting
    principle changes                                 -      (64,234)           -            -            -
  Net income (loss)                              (8,150)     (77,121)       5,564       (9,874)      (6,540)
  Income (loss) per share:
    Income (loss) before extraordinary
      item                                        (1.80)       (2.39)        1.00        (1.80)       (1.46)
    Extraordinary item                                -         (.38)           -         (.37)           -
    Cumulative effect of accounting
      principle changes                               -       (13.23)           -            -            -
    Net income (loss) per common share            (1.80)      (16.00)        1.00        (2.17)       (1.46)
  Cash dividends declared per
    common share                                      -            -            -            -            -

Balance Sheet Data:
  Total assets                                $ 490,151    $ 528,703    $ 544,595    $ 526,992    $ 531,034

  Long-term debt                                443,003      467,337      442,912      461,667      465,834
  Preferred stock                                 4,773        5,348        5,789        5,771        5,753
  Common stockholders' deficit                  (25,175)    (102,577)     (97,747)    (107,440)    (113,709)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
------------

This document contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "expect", "believe", "estimate", "intend" and "anticipate" and words or phrases of similar import, as they relate to the Company or Company's management, are intended to identify "forward-looking" statements. Such statements should be considered in the context of the current risks, uncertainties and assumptions related to certain factors including, without limitation, substantial leverage, net losses, restrictions imposed by debt agreements, substantial payment obligations, dependence on significant customers, expansion of transportation management services, dependence on agricultural markets and frozen foods and competitive factors, as well as the factors discussed in Exhibit 99 hereto, which is incorporated herein by reference. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as expected, believed, estimated, intended or anticipated.

OVERVIEW
--------

Americold provides integrated logistics services for the frozen food industry consisting of warehousing and transportation management. These services are provided through the Company's network of 49 refrigerated warehouses and its refrigerated transportation management unit.

     DEVELOPMENT OF TRANSPORTATION MANAGEMENT SERVICES - Over the past several years, the Company has experienced increased interest by customers in procuring transportation management services. In this regard, the Company entered into arrangements in the first half of fiscal 1996 pursuant to which it provides such services to three subsidiaries of one large customer. Transportation management services provided to these three customers account for substantially all of the Company's transportation management revenues in fiscal 1996 and 1997. The Company has made proposals to offer similar services to certain other potential customers by emphasizing its full-service logistics expertise and warehouse industry position which enable customers to obtain services to support the distribution of frozen food products from a single provider. The Company believes that its transportation management activities may lead to stronger customer relationships and increased revenues in the higher-margin warehousing business.

As the Company does not invest in or own transportation equipment, the Company has entered into contracts with independent carriers to provide freight transportation at negotiated rates. Accordingly, the margins that the Company earns in providing transportation management services are lower than for its warehousing services.


     DEVELOPMENT OF REFRIGERATED WAREHOUSE PROPERTIES - The Company continually evaluates the need for warehouse space and intends to pursue growth of its refrigerated warehouse business both by expanding its network of warehouses and by expanding existing facilities in response to customer requirements. Since August 1994 (mid-fiscal 1995), the Company has added approximately 33.7 million cubic feet of storage capacity in six locations. Two of such facilities became operational in fiscal 1995, three in fiscal 1996 and one in fiscal 1997. Three additional facilities were expanded in fiscal 1997. The 33.7 million cubic feet increase, net of warehouse closures discussed below, represents an 7.1% increase in available warehouse space.

Since August 1994, the Company has reduced the amount of available refrigerated warehouse space by approximately 17.7 million cubic feet due to the sale of one property, termination of four operating leases in the Prepackaged Bankruptcy in the third quarter of fiscal 1996 and the non-renewal of four other operating leases. The Company expects that the effects of the closure of these facilities, which are considered non-strategic, will have a positive effect on future gross operating margin as a percentage of net sales.

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

For fiscal 1996 and 1997, the Company incurred approximately $7.3 million and $0.8 million, respectively, in reorganization fees and expenses related to the Prepackaged Bankruptcy. In addition, the write-off of unamortized original issue discount and unamortized issuance costs related to the exchange of the 11% Debentures and the repurchase of $10.0 million in principal amount of the Company's 11.45% First Mortgage Bonds, Series A due 2002 (the "Series A Bonds") in the Prepackaged Bankruptcy resulted in an extraordinary loss, net of taxes, of approximately $1.8 million in fiscal 1996.

     OFFERING OF SENIOR SUBORDINATED NOTES - On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior Subordinated Notes due 2008 (the "12.875% Notes"). The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 all of the 15% Debentures.

     EFFECT OF THE ACQUISITION - In December 1986, Kelso, certain institutional investors and the Management Group purchased the Company. The Company's operating results and cash flow have been and will continue to be materially affected by the indebtedness incurred to finance the Acquisition. For fiscal 1996 and 1997, interest expense, principally related to debt incurred to finance the Acquisition, totaled $56.6 million and $56.7 million, respectively.


HISTORICAL INCOME STATEMENT INFORMATION
---------------------------------------

The following table sets forth, for the fiscal years ended the last day of February 1995, 1996 and 1997, respectively, certain consolidated financial data for the Company, expressed as a percentage of net sales, and the percentage changes in the dollar amount as compared to the prior period.

                                          Percentage of Net Sales                   Period-to-Period
                                                                                         Change
                                           Last Day of February                   -------------------
                                       -----------------------------              1995 to     1996 to
                                       1995         1996        1997              1996        1997
                                       ----         ----        ----              ----         ----

Net sales                             100.0%       100.0%      100.0%             30.0%       11.1%
Cost of sales                          64.2%        69.7%       73.6%             41.1%       17.4%
Amortization of cost in excess
  of net assets acquired                1.2%         1.0%        0.8%              9.4%       (9.6)%
Selling and administrative
  expenses                             12.1%        10.2%       10.0%              9.9%        9.2%
Employee stock ownership plan
  expense                               0.3%         0.3%        0.2%              0.0%      (33.3)%
Gross operating margin                 22.2%        18.8%       15.4%             10.4%       (9.4)%
Interest expense                       25.7%        20.2%       18.2%              2.3%        0.1%
Amortization of debt issuance
  costs                                 0.6%         0.3%        0.4%            (24.5)%      22.9%
Income (loss) before income taxes
  and extraordinary item                5.0%        (4.1)%      (2.9)%          (206.6)%      20.5%
Provision (benefit) for income taxes    2.4%        (1.2)%      (0.8)%          (165.5)%      24.0%
Income (loss) before extraordinary
  item                                  2.6%        (2.9)%      (2.1)%          (245.2)%      19.1%
Extraordinary item, net
  of income tax benefit                (0.0)%       (0.6)%      (0.0)%             N/M         N/M
Net income (loss)                       2.6%        (3.5)%      (2.1)%          (277.5)%      33.8%

N/M = Not meaningful


RESULTS OF OPERATIONS
---------------------

     NET SALES - The Company's net sales increased 11.1% from
$279.8 million for fiscal 1996 to $310.8 million for fiscal 1997, reflecting a substantial increase in transportation management sales as well as a 0.1% decrease in warehousing sales.

Warehousing sales decreased from $201.4 million for fiscal 1996 to $201.2 million for fiscal 1997, principally due to a 2.8% decrease in storage revenue. Storage revenue decreased due to a decrease in storage volume from approximately 1.56 billion pounds stored on average per month for fiscal 1996 to approximately 1.51 billion pounds stored on average per month for fiscal 1997. Storage volume decreased 0.04 billion pounds stored on average per month for fiscal 1997 due to the closure of the Company's operations at four warehouse locations during the third quarter of fiscal 1996 and decreased 0.11 billion pounds at the continuing locations. The increase in storage volumes at the three facilities that were added in fiscal 1996 of 0.05 billion pounds stored on average per month and of 0.06 billion pounds stored on average per month for the fiscal 1997 additions helped offset such decreases. The Company's storage levels in fiscal 1997 were affected by the wet spring weather, primarily in the Northwest, which reduced or delayed the receipt of product, especially fruits and vegetables. In addition, due to the high price of fresh potatoes in late spring calendar 1996, potato processors extended their downtime, which reduced warehouse receipts and storage volumes at certain warehouses.

Handling revenue increased 5.6% from $76.2 million for fiscal 1996 to $80.5 million for fiscal 1997, resulting primarily from a 3.5% increase in volume of product handled, further affected by price increases and changes in product mix. For fiscal 1996, 20.9 billion pounds of product were handled by the Company compared with
21.6 billion pounds during fiscal 1997. The three new facilities added in fiscal 1996 handled an increase of approximately 0.4 billion pounds of product during fiscal 1997, while the continuing locations handled an increase of approximately 0.1 billion pounds of product. The fiscal 1997 additions handled approximately 0.6 billion pounds of product, which helped offset the approximately
0.4 billion pounds of product handled during fiscal 1996 at the four closed facilities. The increase in handling volume relative to storage volume is likely to continue as long as the Company's customers are able to successfully operate with lower inventories.

The Company anticipates that vegetable processors will continue to maintain lower inventories during early fiscal 1998. Expected storage levels for potatoes and other items for fiscal 1998 are also expected to be lower than the prior year. Overall, the Company anticipates that revenues and storage volumes at the existing facilities will be lower in the first two quarters of fiscal 1998 as compared to the same period in fiscal 1997. The Company expects such decrease will be offset in part by sales and storage volumes contributed by the new warehouse properties, including expansions, added in the third and fourth quarters of fiscal 1997.

Transportation management sales increased 41.0% from $74.2 million for fiscal 1996 to $104.6 million for fiscal 1997, due to the outsourcing to the Company of additional transportation management responsibilities by three customers in the first half of fiscal 1996.

Other non-logistics sales (quarry sales) increased 19.0% from $4.2 million for fiscal 1996 to $5.0 million for fiscal 1997.

Net sales increased 30.0% from fiscal 1995 to fiscal 1996. The increase in warehousing sales was primarily the result of increases in storage and handling revenue due to the increased storage prices and changes in mix along with increased handling volumes. Transportation management sales increased 312.2% in fiscal 1996 due to the outsourcing to the Company of significant additional transportation management responsibilities.

     COST OF SALES - Cost of sales increased 17.4% from $194.5 million for fiscal 1996 to $228.8 million for fiscal 1997. The increased volume of transportation management services, which required increases in transportation capacity purchased from carriers and the addition of new employees, resulted in an approximately $29.8 million increase in cost of sales. In addition, cost of sales increased by approximately $3.3 million as a result of increased warehouse labor and related fringe benefits. A portion of the increased cost of sales was due to the increased handling volume offset by a decrease of approximately $2.2 million as the net result of the new warehouse openings and closings. During fiscal 1997, the Company also experienced operational difficulties at two of the Company's warehouse facilities due to higher than anticipated warehouse storage volumes and changes in product mix, which resulted in increased labor expense. The Company believes such difficulties have been resolved at one location and good progress made at the other.

Cost of sales as a percentage of net sales increased from 69.7% for fiscal 1996 to 73.6% for fiscal 1997, as handling and transportation management sales, which each have high variable cost requirements, increased from 53.7% of net sales in the prior period to 59.6% in the more recent period.

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

Cost of sales increased 41.1% from fiscal 1995 to fiscal 1996 as a result of the increased transportation management sales.

SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased 9.2% from $28.5 million for fiscal 1996 to $31.1 million for fiscal 1997. The increase primarily reflects an increase of approximately $1.3 million in salaries and related fringe benefits and $0.8 million in professional fees. Selling and administrative expenses as a percentage of net sales decreased from 10.2% in fiscal 1996 to 10.0% in fiscal 1997 due to the increase in transportation management sales which did not require a corresponding increase in selling and administrative expenses.

Selling and administrative expenses increased 9.9% from $26.0 million for fiscal 1995 to $28.5 million for fiscal 1996. The increase primarily reflects an increase of approximately $1.4 million in salaries and related fringe benefits in the more recent period.

     GROSS OPERATING MARGIN - As a result of the factors discussed above, gross operating margin decreased 9.4% from $52.8 million for fiscal 1996 to $47.9 million for fiscal 1997.

Gross operating margin increased 10.4% from $47.8 million for fiscal 1995 to $52.8 million for fiscal 1996 as a result of the increased warehouse business and transportation management sales.

     INTEREST EXPENSE - Interest expense increased slightly from $56.6 million for fiscal 1996 to $56.7 million for fiscal 1997 as a result of the defeasance requirements related to the issuance in April 1996 of $120.0 million of the Company's 12.875% Notes. Proceeds from the issue were used in May 1996 to redeem at par all $115.0 million of the Company's outstanding 15% Debentures. Under the terms of the applicable indenture, the 15% Debentures remained outstanding for a period of thirty (30) days following issue of the 12.875% Notes, accounting for a major portion of the increase in interest expense. Excluding the increased cost due to the defeasance, interest expense decreased due to lower overall interest rates experienced by the Company despite slightly higher overall borrowings.

Interest expense increased from $55.3 million in fiscal 1995 to $56.6 million for fiscal 1996 as a result of higher overall interest rates.

     GAIN ON INSURANCE SETTLEMENT - The one-time gain in fiscal 1995 of approximately $17.0 million reflects an insurance settlement related to the Company's settlement with the Company's insurance carriers of its first party claims for business interruption losses, property damage and out-of-pocket expenses incurred with respect to a fire in one of its facilities in fiscal 1992.

     REORGANIZATION EXPENSES - Reorganization expenses in fiscal 1996 of approximately $7.3 million reflect the expenses incurred for professional services related to the Prepackaged Bankruptcy including investment banking, accounting and legal fees. The Company incurred reorganization expenses in fiscal 1997 of approximately $0.8 million as a result of the settlement of the lease rejection claim related to the Chicago, Illinois facility, and the cost of professional services related to the Non-Stop litigation in the Prepackaged Bankruptcy. See Section 3, "Legal Proceedings".

     INCOME (LOSS) - The Company's loss before income taxes and extraordinary item for fiscal 1996 was $11.5 million, compared to a loss of $9.1 million for fiscal 1997. The decreased loss in fiscal 1997 is due to the approximately $7.4 million of reorganization expense incurred in fiscal 1996 offset in part by the lower gross operating margin realized in fiscal 1997.

The Company's income before income taxes and extraordinary item for fiscal 1995 was $10.8 million compared to a loss of $11.5 million in fiscal 1996, primarily the result of the insurance settlement and the reorganization expenses referred to above.

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

     NEW ACCOUNTING STANDARDS - Effective March 1, 1996, the Company adopted Financial Accounting Standard Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement generally requires assessment of recoverability of an asset after events or circumstances that indicate an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. There was no impairment loss to report upon adoption.

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

Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has elected to continue using APB No. 25 and make the necessary SFAS No. 123 pro forma disclosures. See Note 9 of Notes to Consolidated Financial Statements as of the last day of February 1996 and 1997.

The Company has not implemented the requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), although it will be required to do so for fiscal years beginning March 1, 1997 and thereafter. This Statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15.
Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. The Company estimates that the adoption of SFAS No. 128 will not have a material impact on its income per share.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company believes it has sufficient liquidity and capital resources to meet its needs related to the payment of interest expense, the continued operation and maintenance of its warehouses, the continued operation and planned expansion of its transportation management business and to fund limited growth in warehouse investments. Anticipated growth in the volume of transportation management services is not expected to consume significant capital resources. Although the Company's internal resources for new warehouse acquisition or construction are limited, the Company has arranged for up to $25.0 million in lease financing for new warehouse capacity from a finance company (the "Lease Line") of which approximately $7.3 million remained unused at February 28, 1997. See " - Capital Resources." While the Company currently has no projects in progress, the Company plans to finance its warehouse expansion program principally through lease financing, and the Company believes it has the ability to finance any fiscal 1998 expansion projects from the Lease Line, similar lease financing or mortgage financing. In light of the significant debt obligations due between fiscal 2000 and fiscal 2008, the Company continues to need to increase operating cash flow and seek external sources for refinancing. To the extent such operating cash flow growth will result from warehouse capacity growth, the Company will also be required to obtain additional sources of financing.

LIQUIDITY
---------

     OPERATING CASH FLOW - Net cash flow from operating activities, representing cash provided from operations, is used to fund capital expenditures and meet debt service requirements. Operating cash flow reported for any one period is sensitive to the timing of the collection of receivables and the payment of payables.

Net cash flow from operating activities as reported in the Company's consolidated financial statements increased from $12.6 million for fiscal 1996 to $18.9 million for fiscal 1997. The increase is due to the reduction in reorganization fees and expenses associated with the Prepackaged Bankruptcy. The Company's operating cash flow would have been $19.9 million for fiscal 1996 and $19.6 for fiscal 1997 without reorganization fees and expenses of $7.3 million and $0.8 million, respectively. Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) for fiscal 1995, 1996 and 1997 totaled $71.6 million, $76.6 million and $72.1 million, respectively. Interest expenses, net of amortization of original issue discount, totaled $54.0 million, $56.2 million and $56.7 million, respectively. As a result of increased taxable earnings and the reversal of deferred tax liabilities, the Company anticipates that cash tax payments will increase. See Note 11 of Notes to Consolidated Financial Statements as of the last day of February 1996 and 1997.

     WORKING CAPITAL - The Company's working capital position at fiscal 1997 year end was a negative $12.5 million. This position compares to $3.2 million at fiscal 1996 year end. Working capital was reduced in fiscal 1997 due to the funding of approximately $22.4 million of warehouse expansions.

The Company's typical negative working capital position has not historically affected its ability to meet its cash operating needs. The Company, however, in fiscal 1995 experienced a shortfall in working capital necessary to make the fiscal 1995 and fiscal 1996 sinking fund payments required with respect to the 11% Debentures, leading to the Prepackaged Bankruptcy. See " - Overview - Prepackaged Bankruptcy".


CAPITAL RESOURCES
-----------------

The credit agreement ("Bank Credit Agreement") with the Company's primary bank provides an aggregate availability of $27.5 million, which may be used for any combination of letters of credit and revolving cash borrowings for general working capital purposes, subject to borrowing base limitations. The borrowing base for both cash borrowings and letter of credit amounts equals 85% of eligible accounts receivable pledged to the bank plus, at the option of the Company, 70% of the value of all real property mortgaged to the bank, up to a maximum of $27.5 million. The Company has not mortgaged any properties under the Bank Credit Agreement. The Bank Credit Agreement, which matures on February 28, 1999, requires two 30-day resting periods (during which there may be no outstanding borrowings) during each of fiscal 1998 and fiscal 1999. The Bank Credit Agreement also contains certain restrictive covenants, including financial covenants.

Based on eligible accounts receivable as of February 28, 1997, the Company had an available credit line of $23.1 million, of which $8.7 million was used for letters of credit, principally related to leasing commitments and workers' compensation reserves. No cash borrowings were outstanding.

The Lease Line was used to finance, subject to meeting certain conditions, the construction or acquisition of new warehouses or the expansion of existing warehouses which were not pledged as collateral security for senior debt. While the Lease Line commitment was originally intended to expire December 31, 1996, based on discussions with the lender, the commitment expiration date is expected to be extended into the second quarter of fiscal 1998. In addition, the Lease Line is expected to be increased by approximately $10.0 million, to an available total of $17.3 million, in order to allow for the planned sale/leaseback of an existing facility. The first funding of approximately $5.7 million closed in late fiscal 1996 with respect to the Company's Grand Island, Nebraska facility. The Company also funded $12.0 million for the financing of the Pasco, Washington facility under the Lease Line during November 1996. In October 1996, the Company financed the Burley, Idaho facility expansion through a mortgage with its primary bank.

The Company was notified that in December 1996, the Metropolitan Life Insurance Company (the "Met") sold its entire $140.0 million holdings of the Company's Series A Bonds. As a result of such transaction, the Second Amended and Restated Investment Agreement, dated May 9, 1995, between the Met and the Company, which included certain financial covenants and other restrictive covenants, was terminated.

On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Notes. The interest rate on the 12.875% Notes can be increased from 12.875% to 13.875% if the 12.875% Notes are not rated "B- or higher" by Standard &
Poor's, and "B3 or higher" by Moody's Investor Services, by November 1, 1997. The 12.875% Notes have been rated "B-" by
Standard & Poor's since they were issued, and as of May 1, 1997, "Caa" by Moody's Investor Services.


     CAPITAL EXPENDITURES - Expenditures for property, plant and equipment for fiscal 1997 totaled $33.6 million, of which approximately $26.1 million related to warehouse expansions. Of the $26.1 million, all but approximately $3.7 million of the expenditures were funded from net cash flow from operations.

The Company has no expansion projects in progress. The Company plans to finance its warehouse expansion program principally through lease financing or mortgage financing.

Expenditures, including capital leases, for property, plant and equipment for fiscal years 1995, 1996 and 1997 totaled $14.3 million, $35.0 million and $33.6 million, respectively, as summarized in the following table:

                 Historical Capital Expenditures
                          (In Millions)

                                                   Fiscal Year Ended Last
                                                      Day of February
                                                   ----------------------
                                                   1995      1996     1997
                                                   ----      ----     ----

Routine replacements/betterments                  $  5.5    $  3.9   $  5.0
Revenue enhancements or cost reductions              1.9       4.4      2.7
Expansions                                           6.9      26.7     26.1
                                                   -----     -----    -----
Total                                             $ 14.3    $ 35.0   $ 33.8
                                                   =====     ======   =====

Cash Portion of Capital Expenditures<F1>          $ 13.2    $ 34.2   $ 33.6
                                                   =====     =====    =====

<F1>    The cash portion of capital expenditures for all periods was funded from escrow funds available under the Bond Indenture, mortgage payable and net cash flow from operations.  The non-cash portion of capital expenditures was funded from capital leases.



     SUBSEQUENT EVENT - Subsequent to the end of fiscal 1997, Heinz announced that it had entered into negotiations to sell several potato processing plants of Ore-Ida to McCain. The sale is expected to close in mid-calendar 1997. While the Company is not able to estimate the extent to which sales to McCain will replace sales to Heinz, the Company expects the total percentage of the Company's net sales to Heinz will decrease in fiscal 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements as of the last day of February 1996 and 1997 and related information listed below, are set forth on pages 56 through 83 of this report.


                 TITLE                             PAGE
               ---------                           ----

Independent Auditors' Report                        55

Consolidated Balance Sheets as of the last day      56
  of February 1996 and 1997

Consolidated Statements of Operations for years     58
  ended the last day of February 1995, 1996 and
  1997

Consolidated Statements of Common Stockholders'     59
  Deficit for years ended the last day
  of February 1995, 1996 and 1997

Consolidated Statements of Cash Flows for years     60
  ended the last day of February 1995, 1996 and
  1997

Notes to Consolidated Financial Statements as       62
  of the last day of February 1996 and 1997



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Americold as of May 1, 1997 are as follows:

        NAME          AGE             TITLE
        ----          ---             -----

Ronald H. Dykehouse    55     Chairman of the Board, President
                                and Chief Executive Officer

Joel M. Smith          53     Senior Vice President, Chief
                                Financial Officer and Director

John P. LeNeveu        50     Executive Vice President,
                                Operations and Sales

F. Stanley Sena        48     Executive Vice President,
                                Transportation and Distribution
                                Logistics

J. Roy Coxe            56     Senior Vice President,
                                Logistics

Ronald A. Nickerson    60     Vice President, Operations

Lon V. Leneve          40     Vice President and Treasurer

Frank Edelstein        71     Director

George E. Matelich     40     Director

James C. Pigott        60     Director

William A. Marquard    76     Director


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

     RONALD A. NICKERSON has been Vice President, Operations since
1990.

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

     GEORGE E. MATELICH has been a director of the Company since
December 1986.  Mr. Matelich is currently a Managing Director of
Kelso.

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

The Compensation Committee for fiscal 1997 consisted of Mr.
Matelich, Mr. Marquard and Mr. Pigott. The Audit Committee for fiscal 1997 consisted of Mr. Matelich, Mr. Edelstein and Mr.
Pigott.

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



ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
--------------------------

The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company as of the last day of February 1997 for services in all capacities to the Company for the years ended the last day of February 1995, 1996 and 1997.

                                                                                          Long-Term
                                     Annual Compensation                              Compensation Awards
                             ---------------------------------------------------      -------------------
                                                                       Other                  Option/
   Name and                                                            Annual                  SARs
Principal Position           Year      Salary    Bonus             Compensation<F1>            (#)<F2>
--------------------         ----      ------    --------           ------------              -----

Ronald H. Dykehouse         1997      $311,616   $108,918               $      -              100,000
  President, Chairman       1996       300,000    213,432                      -                    -
  & CEO                     1995       300,000    231,000                      -                    -

Joel M. Smith               1997       166,904     54,508                      -                    -
  Sr. Vice President        1996       162,373     93,243                      -                    -
  and CFO                   1995       159,120     98,654                      -                    -

John P. LeNeveu             1997       174,937     51,979                      -               30,000
  Exec. Vice President,     1996       166,373     92,961                      -                    -
  Operations & Sales        1995       159,120     98,654                      -                    -

F. Stanley Sena             1997       166,904     56,965                      -                    -
  Exec. Vice President,     1996       160,667     89,773                      -                    -
  Transportation and        1995       150,320     93,403                      -                    -
  Distribution Logistics

J. Roy Coxe                 1997       154,356     43,591                      -                30,000
  Sr. Vice President,       1996       150,000     80,558                      -                     -
  Logistics                 1995       150,000     93,000                      -                     -

_______________

<F1> Consists of the value of automobiles and other miscellaneous fringe benefits. For fiscal years 1995, 1996 and 1997, the amounts did not exceed the lesser of $50,000 or 10% of the named executive officer's annual salary and bonus.
<F2> Consists of repriced options issued in fiscal 1997 to replace options issued in earlier fiscal years whose exercise price substantially exceeded the market value of the underlying stock.


OPTION GRANTS TABLE
-------------------

The following table sets forth information as to the options granted to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company during fiscal 1997.



                                                                                    Potential Realizable
                                                                                     Value at Assumed
                                                                                      Annual Rates of
                                                                                        Stock Price
                                                                                      Appreciation for
                                   Individual Grants                                    Option Term
                       ------------------------------------------------------       -------------------
                         Number of
                        Securities     % of Total
                        Underlying      Options       Exercise
                          Options      Granted to      or Base
                          Granted     Employees in      Price      Expiration
    Name                 (#)<F1>     in fiscal year     ($/Sh)        Date          5% ($)    10% ($)
    ----               ----------    --------------    -------        ----          ------    -------

Ronald H. Dykehouse     100,000          62.4%          $12.30    April 23, 2006    724,674  1,882,491

Joel M. Smith                 -             -                -           -                -          -

John P. LeNeveu          30,000          18.8%           12.30    April 23, 2006    217,402    564,747

F. Stanley Sena               -             -                -           -                -          -

J. Roy Coxe              30,000          18.8%           12.30    April 23, 2006    217,402    564,747

----------------------------

<F1> Consists of repriced options issued in fiscal 1997 to replace options issued in earlier fiscal years whose exercise price substantially exceeded the market value of the underlying stock.


AGGREGATED OPTION TABLE
-----------------------

The following table sets forth information as to the options held by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company through the end of fiscal 1997.

                                                                              Value of
                                                           Number of         Unexercised
                                                           Unexercised       In-the-Money
                                                           Options at         Options at
                                                            Fiscal              Fiscal
                              Shares                       Year-End            Year-End
                            Acquired on       Value        Exercisable/      Exercisable/
Name                         Exercise       Realized      Unexercisable     Unexercisable
----                       ------------     --------      -------------      -----------

Ronald H. Dykehouse               0           $  0           0/100,000       $     0/0

Joel M. Smith                     0              0             8,278/0        99,336/0

John P. LeNeveu                   0              0            0/30,000             0/0

F. Stanley Sena                   0              0             8,279/0        99,348/0

J. Roy Coxe                       0              0            0/30,000             0/0




BENEFIT PLAN AND ARRANGEMENTS
-----------------------------

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

The Board of Directors authorized the payment of approximately $1.4 million in total fiscal 1997 awards pursuant to the MIP Plan.
These awards were paid in April 1997. Incentive compensation earned by the Company's executive officers for the fiscal year ended the last day of February 1997 is included in the Bonus column in the above Summary Compensation Table.


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

Estimated years of credited service to date under the Retirement Plan for the individuals named in the Summary Compensation Table are as follows: Mr. Dykehouse, 6 years; Mr. Smith, 18 years; Mr. LeNeveu, 5 years; Mr. Sena, 27 years; and Mr. Coxe, 3 years. Estimated years of credited service at normal retirement date (age
65) under the Retirement Plan for the individuals named in the Summary Compensation Table are as follows: Mr. Dykehouse, 16 years; Mr. Smith, 26 years; Mr. LeNeveu, 20 years; Mr. Sena, 45 years; and Mr. Coxe, 12 years.

                                      Years of Service
                             -------------------------------------
Average Annualized
   Compensation              20          30         40         50
------------------        --------    --------   --------    ------

    $100,000              $ 30,000   $ 45,000   $ 60,000   $ 75,000
     125,000                37,500     56,250     75,000     93,744
     150,000                45,000     67,500     90,000    112,500
     175,000                45,000     67,500     90,000    112,500
     200,000                45,000     67,500     90,000    112,500
     300,000                45,000     67,500     90,000    112,500
     325,000                45,000     67,500     90,000    112,500


In addition to the above, certain individuals named in the Summary Compensation Table are entitled to a benefit calculated by using additional years of service credited under supplements to the Retirement Plan. Years of credited service under the supplements for the individuals named in the Summary Compensation Table as of the last day of February 1997 are as follows: Mr. Dykehouse, 0 years; Mr. Smith, 5 years; Mr. LeNeveu, 0 years; Mr. Sena, 0 years; and Mr. Coxe, 0 years. The annual amount to be received at normal retirement date pursuant to the supplements is estimated to be as follows: Mr. Dykehouse, $0 per annum; Mr. Smith, $5,906 per annum; Mr. LeNeveu, $0 per annum; Mr. Sena, $0 per annum; and Mr. Coxe, $0 per annum.

A participant's retirement benefits (excluding any incremental benefit earned under any supplement) under the Retirement Plan plus 50% of Social Security benefits may not exceed 60% of his compensation at retirement after 40 years of service, subject to maximum dollar limitations. See Note 8 of Notes to Consolidated Financial Statements as of the last day of February 1996 and 1997.


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

Management anticipates recommending a $500,000 ESOP contribution for fiscal 1997.


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

Information with regard to the grant of options as of the last day of February 1997 under the Plan follows:

Number of Shares
 Subject to         Exercise    Number of Shares    Expiration
  Option             Price        Exercisable          Date
----------           -------     -----------         ----------

 65,148              $10.00        65,148          May 1998
160,000              $12.30             0          April 2006


See Note 9 of Notes to Consolidated Financial Statements as of the last day of February 1996 and 1997.

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

On June 30, 1996, the Company and Messrs. Smith, LeNeveu, Sena and Coxe each entered into an Addendum to Employment Agreement whereby, unless a party provides notice of intent not to renew prior to the July 31 preceding the July 31 on which the employment agreement is scheduled to terminate, the term of such agreement is automatically extended for an additional year beyond the former termination date. For example, if neither party gives notice not to renew on or before July 31, 1997, the term of the employment agreement will extend to July 31, 1999.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


     The following table sets forth information regarding the beneficial ownership of common stock as of May 1, 1997 by (i) each person known by the Company to own more than five percent of its common stock, (ii) each director of the Company, (iii) each named executive officer, (iv) all directors and officers as a group and
(v) the Management Group:



                                                                                         Percent of
                                                                 Number of               Outstanding
Name and Address                                                  Shares                    Shares
----------------                                                 ---------               -----------

KIA III-Americold, Inc., L.P.                                    2,000,000                 40.0%
  ("KIA III")
c/o Kelso & Company
320 Park Avenue, 24th Floor
New York, NY  10022

Kelso Investment Associates II, L.P.                               500,000                 10.0%
  ("KIA II")
c/o Kelso & Company
320 Park Avenue, 24th Floor
New York, NY  10022

Kelso Equity Partners, L.P.                                         70,000                  1.4%
  ("Kelso Equity")
c/o Kelso & Company
320 Park Avenue, 24th Floor
New York, NY  10022

Joseph S. Schuchert<F1>                                          2,593,600                 51.9%
320 Park Avenue, 24th Floor
New York, NY  10022

Frank T. Nickell<F1>                                             2,593,600                 51.9%
320 Park Avenue, 24th Floor
New York, NY  10022

George E. Matelich<F1>                                           2,593,600                 51.9%
320 Park Avenue, 24th Floor
New York, NY  10022

Frank K. Bynum, Jr.<F1>                                          2,593,600                 51.9%
320 Park Avenue, 24th Floor
New York, NY  10022

Michael B. Goldberg<F1>                                          2,593,600                 51.9%
320 Park Avenue, 24th Floor
New York, NY  10022

David I. Wahrhaftig<F1>                                          2,593,600                 51,9%
320 Park Avenue, 24th Floor
New York, NY  10022

Thomas R. Wall, IV<F1>                                           2,593,600                 51.9%
320 Park Avenue, 24th Floor
New York, NY  10022

New York Life Insurance Company                                    330,000                  6.6%
51 Madison Avenue
New York, NY  10010

New York Life Insurance and Annuity Corporation                    250,000                  5.0%
51 Madison Avenue
New York, NY  10010





                                                                                         Percent of
                                                                 Number of               Outstanding
Name and Address                                                  Shares                  Shares
----------------                                                 ---------               -----------

Salkeld & Company                                                  462,100                   9.3%
c/o Bankers Trust Company
P. O. Box 704
Church Street Station
New York, NY  10008

Ronald H. Dykehouse<F2>                                             37,900                   0.8%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

Joel M. Smith<F2>                                                   38,278                   0.8%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

John P. LeNeveu <F2>                                                 8,000                   0.2%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

F. Stanley Sena <F2>                                                38,279                   0.8%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

J. Roy Coxe <F2>                                                     6,000                   0.1%
7007 S. W. Cardinal Lane, Suite 135
Portland, OR  97224

Frank Edelstein                                                         --                    --
The Gordon+Morris Group, Suite 1400
620 Newport Center Drive
Newport Beach, CA  92660

James C. Pigott                                                         --                    --
1405 - 42nd Avenue East
Seattle, WA  98112

William A. Marquard                                                     --                    --
600 Walnut Grove
Carlisle, KY  40311

All directors and officers as a group (11 persons)<F1><F2>         198,095                  3.9%
Management Group (21) persons<F2>                                  351,358                  6.9%
_____________________

<F1>  Messrs. Schuchert, Nickell, Matelich, Bynum, Goldberg,
Wahrhaftig and Wall may be deemed to share beneficial ownership of shares owned of record by KIA III, KIA II, Kelso Equity and Kelso & Company (Kelso & Company owns 23,600 shares) by virtue of their status as the general partners of Kelso Partners III, L.P. (the general partner of KIA III), Kelso Partners II, L.P. (the general partner of KIA II), and Kelso Equity and the controlling stockholders and officers of Kelso & Company. Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting powers with respect to securities owned by the foregoing entities. Messrs. Schuchert, Nickell, Matelich, Bynum, Goldberg, Wahrhaftig and Wall disclaim beneficial ownership of such securities (other than the 23,600 shares owned by Kelso & Company).

<F2>  Includes the following numbers of shares of common stock that may be acquired within 60 days after May 1, 1997 through the exercise of stock options granted pursuant to the Company's Option
Plan: 20,000 shares for Mr. Dykehouse; 8,278 shares for Mr. Smith; 6,000 shares for Mr. LeNeveu; 8,279 shares for Mr. Sena; 6,000 shares for Mr. Coxe; 59,595 for all directors and officers as a group; and 96,458 shares for the Management Group.


The shareholders of the Company listed above hold approximately 78% of the voting power of the Company's common stock and are able to elect all of the members of the Board of Directors and thereby control the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1997, in consideration for certain assistance provided by Kelso in connection with the Prepackaged Bankruptcy and the issuance of the 12.875% Notes, the Company paid Kelso a financial advisory fee of $500,000. Mr. Matelich and Mr. Marquard, directors of the Company, are a Managing Director and the Vice Chairman of the Board of Directors, respectively, of Kelso.

Pursuant to the Stockholders' Agreement dated December 24, 1986 among the Company, Kelso and certain management shareholders (the "Stockholders' Agreement"), Kelso and such shareholders have the right, subject to certain limitations, to include shares of the Company owned by them in any public registration of the Company's securities. Other relevant provisions of the Stockholders' Agreement expired on December 24, 1996.







                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report.

      1.  FINANCIAL STATEMENTS                        PAGE
          --------------------                        ----

          Reference is made to Part II, Item 8         30
          for a listing of the required financial
          statements filed with this report

      2.  FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          Schedule II - Valuation and Qualifying        83
          Accounts for years ended the last day of February 1995, 1996 and 1997


          All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Company's consolidated financial statements as of the last day of February 1996 and 1997 or notes thereto.

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

             (iii) Articles of Amendment, dated June 20, 1996, to the Second Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Form 10-Q, dated July 12, 1996, for the quarter ended May 31, 1996, and incorporated herein by reference)

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

             (xvi) Form of 15% Senior Subordinated Debentures due 2007 (included as part of Exhibit 4(xv))

            (xvii) Form of Indenture relating to the 12.875% Senior Subordinated Notes due 2008, between Registrant and Fleet Bank, as Trustee (filed as Exhibit (4)(xviii) to the Registration Statement on Form S-1 (Registration No. 333-
                    541) filed with the Commission on April 1, 1996, and incorporated herein by reference)

           (xviii)  Form of 12.875% Senior Subordinated Notes due
                    2008 (included as part of Exhibit 4(xviii))

             (xix) Fourth Amendment dated March 14, 1996 to Stockholders Agreement dated as of December 24, 1986, as amended as of May 22, 1990 (filed as Exhibit 4.1(1) to the Form 10-K, dated May 29, 1996, for the fiscal year ended February 29, 1996, and incorporated herein by reference)



            (10)  Material Contracts

              *(i) Americold Corporation Key Employee Stock Option Plan, as amended, effective July 12, 1988 (filed as Exhibit (4)(i) to the Form 10-Q dated October 14, 1988, for the quarter ended August 31, 1988, and incorporated herein by reference)

             *(ii) Form of Nonstatutory Stock Option Agreement, as amended, entered into between Registrant and certain employees pursuant to the Americold Corporation Key Employee Stock Option Plan (filed as Exhibit (4)(ii) to the Form 10-Q dated October 14, 1988, for the quarter ended August 31, 1988, and incorporated herein by reference)

             (iii)  Form of Amended and Restated Security
                    Agreement relating to the First Mortgage Bonds (see Exhibit (4)(viii))

              (iv)  Stock Pledge Agreement dated as of February
                    28, 1989, between Registrant and The
                    Connecticut National Bank (see Exhibit
                    (4)(vi))

               (v) Stock Pledge Agreement dated as of February 28, 1989, between Registrant and United States National Bank of Oregon, a national banking association, acting as agent pursuant to
                    Article IX of the Credit Agreement, as
                    amended, dated as of April 30, 1987 (see
                    Exhibit (4)(vii))

             *(vi) Americold Corporation Management Incentive Plan (filed as Exhibit (10)(iii) to the Form 10-K, dated May 27, 1988, for the fiscal year ended February 29, 1988, and incorporated herein by reference)

             (vii) Form of Indemnity Agreement entered into between the Company and each of its officers and directors (filed as Exhibit (4)(x) to Form 10-K dated May 29, 1992 for the fiscal year ended February 29, 1992, and incorporated herein by reference)

            (viii) Second Restated Stockholders' Agreement, dated as of December 24, 1986, as amended as of June 22, 1987 (see Exhibit (4)(iii))

              (ix)  Third Amendment dated May 22, 1990 to
                    Stockholders' Agreement dated as of December
                    24, 1986, as amended as of June 22, 1987 (see
                    Exhibit (4)(iv))

               (x) Amended and Restated Indenture relating to the First Mortgage Bonds (see Exhibit (4)(v))

              (xi)  Form of Amended and Restated Cash Collateral
                    Pledge Agreement relating to the First
                    Mortgage Bonds (see Exhibit (4)(xi))

             (xii)  Form of Amended Stock Pledge Agreement
                    relating to the First Mortgage Bonds (see
                    Exhibit (4)(xii))

            (xiii) Indemnification Agreement dated October 31, 1991 between the Company and The First Boston Corporation (included as Exhibit (10)(xx) to the Registration Statement on Form S-2 (Registration No. 33-41963) filed with the Commission on July 31, 1991 and incorporated herein by reference)

             (xiv) Master Lease Agreement dated February 28, 1989, between Registrant and Americold Services Corporation (filed as Exhibit
                    (19)(vi) to the Form 10-Q, dated October 14,
                    1992, for the quarter ended August 31, 1992, and incorporated herein by reference)

             *(xv) Americold Stock Incentive Plan effective March 1, 1991 (filed as Exhibit(10)(xviii) to the Form 10-K dated May 29, 1992 for the fiscal year ended February 29, 1992, and incorporated herein by reference)

             (xvi) Americold Transportation Systems Purchase of Joint Venture Interest, effective November 1, 1991, between Registrant and Superior Transportation Systems, Inc. (filed as Exhibit
                    (19)(vii) to the Form 10-Q, dated October 14, 1992, for the quarter ended August 31, 1992, and incorporated herein by reference)

            (xvii) Lease dated May 15, 1992, between Registrant and Oregon Warehouse Partners, a Texas general partnership (lease agreement for Ontario, Oregon facility) (filed as Exhibit (19)(viii) to the Form 10-Q, dated October 14, 1992, for the quarter ended August 31, 1992, and incorporated herein by reference)

           (xviii) Form of First Amendment to Master Lease Agreement between Registrant and Americold Services Corporation (filed as Exhibit
                    (10)(xxxi) to the Registration Statement on Form S-1 (Registration No. 33-53584) filed with the Commission on March 2, 1993, and incorporated hereby by reference)

            *(xix) Nonstatutory Stock Option Agreement dated May 19, 1993 between the Company and John P. LeNeveu (filed as Exhibit (10)(i) to the Form 10-Q, dated January 13, 1994 for the quarter ended November 30, 1993, and incorporated herein by reference)

             *(xx) Nonstatutory Stock Option Agreement dated December 17, 1993 between the Company and J. Roy Coxe (filed as Exhibit 10 (xxvii) to the Form 10-K, dated May 26, 1994 for the fiscal year ended February 28, 1994, and incorporated herein by reference)

            (xxi) Second Amended and Restated Credit Agreement between the Company and United States National Bank of Oregon dated June 19, 1995 (filed as
                    Exhibit 10.1 to the Form 10-Q, dated July 14, 1995 for the quarter ended May 31, 1995, and incorporated herein by reference)

          *(xxii) Employment Agreement dated November 1, 1995, between the Company and Ronald H. Dykehouse (filed as Exhibit 10.1 to the Form 10-Q dated January 16, 1996 for the quarter ended November 30, 1995, and incorporated herein by reference)

         *(xxiii) Form of Employment Agreement dated August 1, 1995, between the Company and certain named executive officers, and schedule thereto (filed as Exhibit 10.2 to the Form 10-Q dated January 16, 1996 for the quarter ended November 30, 1995, and incorporated herein by reference)

          *(xxiv) Form of Covenant Not to Compete and Consulting and Non-Disclosure Agreement between the Company and certain named executive officers, and schedule thereto (filed as Exhibit 10.3 to the Form 10-Q dated January 16, 1996 for the quarter ended November 30, 1995, and incorporated herein by reference)

            (xxv)   Fourth Amendment dated March 14, 1996 to
                    Stockholders' Agreement dated as of December
                    24, 1986, as amended as of May 20, 1990 (see
                    Exhibit (4)(xx))

          *(xxvi) First Amendment to Americold Corporation Management Incentive Plan, amended as of April 24, 1996 (filed as Exhibit 4.1 to the Form 10-K, dated May 29, 1996, for the fiscal year ended February 29, 1996, and incorporated herein by reference)

         *(xxvii) Nonstatutory Stock Option Agreement effective April 24, 1996 between the Company and Ronald
                    H. Dykehouse (filed as Exhibit 10.1 to the
                    Form 10-Q, dated October 16, 1996, for the quarter ended August 31, 1996, and incorporated herein by reference)

        *(xxviii)   Nonstatutory Stock Option Agreement effective
                    April 24, 1996 between the Company and John P.
                    LeNeveu (filed as Exhibit 10.2 to the Form 10-
                    Q, dated October 16, 1996, for the quarter ended August 31, 1996, and incorporated herein by reference)

          *(xxix) Nonstatutory Stock Option Agreement effective April 24, 1996 between the Company and J. Roy Coxe (filed as Exhibit 10.3 to the Form 10-Q, dated October 16, 1996, for the quarter ended August 31, 1996, and incorporated herein by reference)

           *(xxx) Form of Addendum to Employment Agreement dated June 30, 1996, between the Company and certain named executive officers, and schedule thereto

*  Management contracts or compensatory plans or arrangements.



          (11) Statement Regarding Computation of Per Share
               Earnings


          (21) Subsidiaries of the Registrant


          (23) Consent of KPMG Peat Marwick LLP


          (27) Financial Data Schedule


          (99) Safe Harbor for Forward-Looking Statements Under
               Private Securities Litigation Reform Act of 1995:
               Certain Cautionary Statements



(b)     Reports on Form 8-K

             None

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICOLD CORPORATION


By:  /s/  Ronald H. Dykehouse      By:  /s/  Joel M. Smith
     Ronald H. Dykehouse           Joel M. Smith
     Chairman of the Board, President   Senior Vice President and
     and Chief Executive Officer        Chief Financial Officer
                                   (Principal Financial Officer)

By:  /s/  Thomas R. Ferreira
     Thomas R. Ferreira
     Corporate Controller
      (Principal Accounting Officer)

Dated:  May 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Ronald H. Dykehouse
-------------------------------               May 22, 1997
Ronald H. Dykehouse, Director

/s/ Joel M. Smith
-------------------------------               May   , 1997
Joel M. Smith, Director


-------------------------------               May 27, 1997
Frank Edelstein, Director

/s/ George E. Matelich
-------------------------------               May   , 1997
George E. Matelich, Director

/s/ James C. Pigott
-------------------------------               May 22, 1997
James C. Pigott, Director

/s/ William A. Marquard
-------------------------------               May   , 1997
William A. Marquard, Director
                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICOLD CORPORATION


By:   /s/ Ronald H. Dykehouse      By:  /s/ Joel M. Smith
     Ronald H. Dykehouse                 Joel M. Smith
     Chairman of the Board, President   Senior Vice President and
     and Chief Executive Officer        Chief Financial Officer
                                         (Principal Financial
                                                Officer)

By:  /s/ Thomas R. Ferreira
     Thomas R. Ferreira
     Corporate Controller
      (Principal Accounting Officer)

Dated:  May 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Ronald H. Dykehouse                            May 22, 1997
Ronald H. Dykehouse, Director


/s/ Joel M. Smith                                  May 28, 1997
Joel M. Smith, Director


/s/ Frank Edelstein                                May 27, 1997
Frank Edelstein, Director


/s/ George E. Matelich                             May 27, 1997
George E. Matelich, Director


/s/ James C. Pigott                                May 22, 1997
James C. Pigott, Director


/s/ William A. Marquard                            May 27, 1997
William A. Marquard, Director



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

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------


The Board of Directors and Stockholders
Americold Corporation:

     We have audited the consolidated balance sheets of Americold Corporation as of the last day of February 1996 and 1997, and the related consolidated statements of operations, common stockholders' deficit and cash flows for each of the years in the three-year period ended the last day of February 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americold Corporation as of the last day of February 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended the last day of February 1997, in conformity with generally accepted accounting principles.


                     /s/  KPMG Peat Marwick LLP

Portland, Oregon
May 2, 1997

                      AMERICOLD CORPORATION

                   Consolidated Balance Sheets

               Last day of February 1996 and 1997

                (In Thousands, Except Share Data)


                       Assets                                                 1996       1997
                       ------                                                 ----       ----

Current assets:
  Cash and cash equivalents                                                $  20,857  $  13,702
  Trade receivables, less allowance for doubtful accounts
    of $218 and $396, respectively                                            25,461     27,560
  Other receivables                                                            3,512      3,138
  Prepaid expenses                                                             4,286      3,828
  Tax refund receivable                                                        3,336      2,636
  Other current assets                                                           845        891
                                                                           ---------    -------

      Total current assets                                                    58,297     51,755

Net property, plant and equipment                                            375,851    384,484
Cost in excess of net assets acquired, less accumulated
  amortization of $22,138 and $24,644, respectively                           77,255     74,749
Debt issuance costs, less accumulated amortization
  of $3,987 and $5,168, respectively                                           6,627     11,041
Other noncurrent assets                                                        8,962      9,005











                                                                            --------   --------



        Total assets                                                       $ 526,992  $ 531,034
                                                                           =========  =========

See accompanying notes to consolidated financial statements.



      Liabilities, Preferred Stock and Common Stockholders' Deficit           1996       1997
      -------------------------------------------------------------           ----       ----

Current liabilities:
  Accounts payable                                                          $  11,363   $  16,116
  Accrued interest                                                             19,056      18,466
  Accrued expenses                                                             11,604      13,660
  Deferred revenue                                                              5,707       5,555
  Current maturities of long-term debt                                          2,732       5,229
  Other current liabilities                                                     4,630       5,259
                                                                            ---------   ---------
      Total current liabilities                                                55,092      64,285

Long-term debt, less current maturities                                       461,667     465,834
Deferred income taxes                                                         102,041      98,524
Other noncurrent liabilities                                                    9,861      10,347
                                                                            ---------   ---------

      Total liabilities                                                       628,661     638,990
                                                                            ---------   ---------

Preferred stock, Series A, $100 par value.  Authorized 1,000,000
  shares; issued and outstanding 52,936 shares                                  5,771       5,753
                                                                            ---------   ---------

Common stockholders' deficit:
  Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
    and outstanding 4,931,194 and 4,995,556 shares, respectively                   49          50
  Additional paid-in capital                                                   50,173      51,182
  Retained deficit                                                           (157,345)   (164,580)
  Adjustment for minimum pension liability                                       (317)       (361)
                                                                            ---------   ---------

      Total common stockholders' deficit                                     (107,440)   (113,709)

Commitments and contingencies                                               ---------   ---------

      Total liabilities, preferred stock and common stockholders' deficit   $ 526,992   $ 531,034
                                                                            =========    =========

                      AMERICOLD CORPORATION

              Consolidated Statements of Operations

      Years ended last day of February 1995, 1996 and 1997

              (In Thousands, Except Per Share Data)



                                                                       1995       1996       1997
                                                                       ----       ----       ----

Net sales                                                            $ 215,207   $ 279,788   $ 310,767
                                                                     ---------   ---------   ---------

Operating expenses:
  Cost of sales                                                        138,132     194,936     228,762
  Amortization of cost in excess of net assets acquired                  2,535       2,773       2,506
  Selling and administrative expenses                                   25,955      28,525      31,142
  Employee stock ownership plan expense                                    750         750         500
                                                                     ---------   ---------   ---------

      Total operating expenses                                         167,372     226,984     262,910
                                                                     ---------   ---------   ---------

      Gross operating margin                                            47,835      52,804      47,857
                                                                     ---------   ---------   ---------

Other income (expense):
  Interest income                                                        1,870       1,199         932
  Interest expense                                                     (55,344)    (56,610)    (56,678)
  Amortization of debt issuance costs                                   (1,276)       (964)     (1,185)
  Gain on insurance settlement                                          16,953           -           -
  Reorganization expenses                                                    -      (7,344)       (771)
  Other, net                                                               753        (591)        701
                                                                     ---------   ---------   ---------
      Total other expense                                              (37,044)    (64,310)    (57,001)
                                                                     ---------   ---------   ---------

      Income (loss) before income taxes and extraordinary item          10,791     (11,506)     (9,144)

Provision (benefit) for income taxes                                     5,227      (3,426)     (2,604)
                                                                     ---------   ---------   ---------

      Income (loss) before extraordinary item                            5,564      (8,080)     (6,540)

Extraordinary item, net of income tax benefit of $1,158                      -      (1,794)          -
                                                                     ---------   ---------   ---------

      Net income (loss)                                              $   5,564   $  (9,874)  $  (6,540)
                                                                     =========   =========   =========

Income (loss) per share:
  Income (loss) before extraordinary item                            $    1.00  $   (1.80)   $   (1.46)
  Extraordinary item                                                         -       (.37)           -
                                                                     ---------   ---------   ---------

      Net income (loss) per common share                             $    1.00   $  (2.17)   $   (1.46)
                                                                     =========   =========   =========

Weighted average number of shares outstanding                            4,864       4,867       4,952
                                                                     =========   =========   =========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

     Consolidated Statements of Common Stockholders' Deficit

      Years ended last day of February 1995, 1996 and 1997

                (In Thousands, Except Share Data)


                                                                                   Adjustment
                                                                                       for
                                                         Additional                  minimum   Total common
                                                Common     paid-in     Retained      pension   stockholders'
                                                 stock     capital      deficit    liability      deficit
                                                 -----     -------      -------    ---------      -------


Balance last day of February 1994              $     49    $ 49,082    $(151,653)    $    (55)   $(102,577)

Purchase of common stock (3,065 shares)               -         (60)           -            -          (60)
11.5% preferred stock dividend                        -           -         (190)           -         (190)
Undeclared cumulative preferred stock dividend        -           -         (496)           -         (496)
Adjustment for minimum pension liability              -           -            -           12           12
Net income                                            -           -        5,564            -        5,564
                                               --------    --------     --------     --------     --------

Balance last day of February 1995                    49      49,022     (146,775)         (43)     (97,747)

Issuance of common stock (26,685 shares)              -         436            -            -          436
13.5% preferred stock dividend                        -         715         (219)           -          496
Undeclared cumulative preferred stock dividend        -           -         (477)           -         (477)
Adjustment for minimum pension liability              -           -            -         (274)        (274)
Net loss                                              -           -       (9,874)           -       (9,874)
                                               --------    --------     --------     --------     --------

Balance last day of February 1996                    49      50,173     (157,345)        (317)    (107,440)

Issuance of common stock (64,362 shares)              1       1,009            -            -        1,010
13.5% preferred stock dividend                        -           -         (237)           -         (237)
Undeclared cumulative preferred stock dividend        -           -         (458)           -         (458)
Adjustment for minimum pension liability              -           -            -          (44)         (44)
Net loss                                              -           -       (6,540)           -       (6,540)
                                              ---------    --------     --------     --------     --------

Balance last day of February 1997              $     50    $ 51,182    $(164,580)    $   (361)   $(113,709)
                                               ========    ========     ========     ========     ========



See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              Consolidated Statements of Cash Flows

      Years ended last day of February 1995, 1996 and 1997

                         (In Thousands)



                                                                       1995       1996       1997
                                                                       ----       ----       ----

Cash flows from operating activities:
  Net income (loss)                                                 $   5,564   $  (9,874)   $  (6,540)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation                                                     20,140     19,682        20,697
      Amortization of cost in excess of net assets acquired             2,535      2,773         2,506
      Amortization of debt issuance costs                               1,276        964         1,185
      Amortization of original issue discount                           1,369        430             -
      Gain (loss) on sale of assets                                      (286)      (555)           25
      Gain on insurance settlement                                    (16,953)         -             -
      Other amortization                                                  302        570           570
      Write-off of unamortized issuance costs                               -        962             -
      Write-off of original issuance discount                               -      1,989             -
      Write-off of long-term investment                                     -        750             -
      Change in assets and liabilities:
        Receivables                                                    (6,952)    (6,358)       (1,725)
        Prepaid expenses                                               (1,268)       954           458
        Tax refund receivable                                           1,012     (3,057)          700
        Other current assets                                              (67)      (150)          (46)
        Accounts payable                                                 1,291      4,622        4,753
        Accrued interest                                                   349      1,373         (590)
        Accrued expenses                                                 3,833        259        2,806
        Deferred revenue                                                 1,142       (207)        (152)
        Other current liabilities                                       (1,032)       718          629
        Deferred income taxes                                            1,540     (4,057)      (3,517)
        Other noncurrent liabilities                                    (1,111)       772       (2,901)
                                                                      --------    -------     --------

          Net cash provided by operating activities                     12,684     12,560       18,858
                                                                      --------    -------     --------



See accompanying notes to consolidated financial statements.
                      AMERICOLD CORPORATION

        Consolidated Statements of Cash Flows, Continued

                         (In Thousands)



                                                                       1995       1996       1997
                                                                       ----       ----       ----

Cash flows from investing activities:
  Proceeds from sale of assets                                      $   1,105   $    6,169    $   1,658
  Expenditures for property, plant and equipment                      (13,203)     (34,183)     (33,634)
  Purchase of long-term investment                                       (447)           -            -
  Proceeds from insurance policies                                     26,343            -            -
  Expenditures for logistics software                                  (1,650)        (230)         (56)
  Other items, net                                                        287          646          943
                                                                    ---------     --------    ---------
        Net cash provided (used) by investing activities               12,435      (27,598)     (31,089)
                                                                    ---------     --------    ---------

Cash flows from financing activities:
  Principal payments under capital lease and other
    debt obligations                                                   (2,087)      (2,752)      (2,425)
  Proceeds from mortgage                                               13,475            -       15,222
  Retirement of note and mortgage                                      (9,044)           -      (11,376)
  Proceeds from sale of senior subordinated notes                           -            -      120,000
  Retirement of senior subordinated debentures                              -            -     (115,000)
  Retirement of mortgage bonds                                              -      (10,000)           -
  Release of escrow funds                                               2,714       20,083        4,820
  Deposit of escrow funds                                                   -       (4,768)           -
  Debt issuance costs                                                    (846)        (269)      (5,668)
  Purchase of treasury stock                                              (60)           -            -
  Issuance of stock                                                         -          438          218
  Preferred stock dividend                                                  -            -         (715)
                                                                    ---------    ---------    ---------
          Net cash provided by financing activities                     4,152        2,732        5,076
                                                                    ---------    ---------    ---------

          Net increase (decrease) in cash and cash equivalents         29,271      (12,306)      (7,155)

Cash and cash equivalents at beginning of year                          3,892       33,163       20,857
                                                                    ---------    ---------    ---------
Cash and cash equivalents at end of year                            $  33,163   $   20,857    $  13,702
                                                                    =========   ==========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest, net of
    amounts capitalized                                             $  53,626   $   54,806    $  57,268
  Cash paid during the year for income taxes                            2,675        2,531           58
Supplemental schedule of noncash investing and
  financing activities:
    Capital lease obligations incurred to lease new
      equipment                                                         1,120          844          243
    Sale proceeds placed in escrow                                      1,483          450        5,334
    Exchange of senior subordinated debentures                              -      115,000            -
    Employee stock ownership plan contribution made
      with common stock                                                     -            -          750




See accompanying notes to consolidated financial statements

                      AMERICOLD CORPORATION

           Notes to Consolidated Financial Statements

               Last day of February 1996 and 1997



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


     (j)  Major Customers
          ---------------

     Consolidated net sales to H. J. Heinz Company and subsidiaries amounted to approximately $45.5 million, $108.1 million and $149.9 million in the years ended the last day of February
     1995, 1996 and 1997, respectively. No other customer accounted for 10% or more of consolidated net sales.


     (k)  Cash and Cash Equivalents
          -------------------------

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. There were cash equivalents of $15.4 million and $10.0 million as of the last day of February 1996 and 1997, respectively.


     (l)  New Accounting Standards
          ------------------------

     Effective March 1, 1996, the Company adopted Financial Accounting Standard Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement generally requires assessment of recoverability of an asset after events or circumstances that indicate an impairment to the asset and its future cash flows. Any impairment loss would be recognized as a one-time charge to earnings affecting results of operations, but would not affect the cash flow of the Company. There was no impairment loss to report upon adoption.

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

     The Company has not implemented the requirements of Financial Accounting Standards Board Statement of Financial Accounting
     Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), although it will be required to do so for fiscal years beginning March 1, 1997 and thereafter.

     This Statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. The Company estimates that the adoption of SFAS No. 128 will not have a material impact on its income per share.



(2)  Net Property, Plant and Equipment
     ---------------------------------

     Net property, plant and equipment consists of the following
     (in thousands):

                                                   Last day
                                                  of February
                                                  -----------
                                                 1996     1997
                                                 ----     ----

     Land                                     $ 31,911  $ 35,038
     Refrigerated facilities, buildings
       and land improvements                   450,402   467,496
     Machinery and equipment                    67,661    74,599
                                               -------   -------
                                               549,974   577,133

     Less accumulated depreciation             174,123   192,649
                                               -------   -------
                                              $375,851  $384,484
                                               =======   =======


(3)  Other Noncurrent Assets
     -----------------------

     Other noncurrent assets consist of the following (in thousands):

                                                     Last day
                                                    of February
                                                    -----------
                                                  1996     1997
                                                  ----     ----
     Restricted funds held by trustee          $  5,037  $  5,407
     Real estate owned                              300       300
     Security deposits                              261       261
     Other                                        3,364     3,037
                                                -------   -------

                                               $  8,962  $  9,005
                                                =======   =======

(4)  Leases
     ------

     Assets under capital leases are included in net property, plant and equipment and consist of the following (in thousands):

                                                    Last day
                                                   of February
                                                   -----------
                                                  1996     1997
                                                  ----     ----

     Refrigerated facilities,
       buildings and land improvements         $  7,075  $  7,075
     Machinery and equipment                      4,635     3,124
                                                -------   -------
                                                 11,710    10,199
     Less accumulated depreciation                4,108     3,368
                                                -------   -------

                                               $  7,602  $  6,831
                                                =======   =======


     Future minimum lease payments under noncancelable leases for years ended after the last day of February 1997 are as follows (in thousands):

       Year ending the last               Capital    Operating
         day of February                  leases      leases
       --------------------               -------    ---------

             1998                         $  4,013    $  6,298
             1999                              782       5,348
             2000                              590       4,290
             2001                              509       3,211
             2002                              350       3,072
             Thereafter                        742      20,540
                                           -------     -------

       Total minimum lease payments       $  6,986    $ 42,759
                                                       =======

       Less amounts representing
         interest                            1,235
                                           -------

       Present value of net minimum
         lease payments                   $  5,751
                                           =======

     Included in expenses for the years ended the last day of February 1995, 1996 and 1997 are approximately $9.5 million,
     $7.7 million and $7.2 million, respectively, of rental expense net of sublease rentals for operating leases.

     The Company has arranged for up to $25.0 million in lease financing of which approximately $17.7 million was used as of the last day of February 1997.

     In November 1996, the Company entered into a sale/leaseback transaction of its Pasco, Washington facility. Of the approximately $6.8 million of net proceeds, the Company received approximately $1.5 million at closing and the remaining $5.3 million was placed in escrow with the Trustee under the indenture governing the Company's first mortgage bonds. The Company has until November 1997 to substitute the unencumbered property for the total amount of cash, or any portion thereof, held in escrow. Any escrowed funds remaining after the one year period will be used to repurchase outstanding mortgage bonds. The deferred gain resulting from the sale/leaseback transaction of approximately $2.7 million is being amortized over the approximate ten year life of the lease.


(5)  Accrued Expenses
     ----------------

     Accrued expenses consist of the following (in thousands):

                                                   Last day
                                                  of February
                                                  -----------
                                                 1996     1997
                                                 ----     ----

     Accrued payroll                         $   3,565  $   3,747
     Accrued vacation pay                        2,462      2,831
     Accrued taxes                               1,022      1,163
     Accrued employee stock ownership
       plan contribution                           750        500
     Other                                       3,805      5,419
                                               -------   --------

                                             $  11,604  $  13,660
                                              ========   ========



(6)  Other Current Liabilities
     -------------------------

     Other current liabilities consist of the following (in thousands):

                                                  Last day
                                                 of February
                                                 -----------
                                                1996     1997
                                                ----     ----

     Workers' compensation                   $     991  $     693
     Pension                                     1,100      2,110
     Other                                       2,539      2,456
                                              --------    -------

                                             $   4,630  $   5,259
                                              ========    =======


(7)  Long-term Debt
     --------------

     Long-term debt consists of the following (in thousands):

                                                   Last day
                                                  of February
                                                  -----------
                                                 1996     1997
                                                 ----     ----

     Capital lease obligations (9.3% and
       9.1% weighted average interest
       rate, respectively)                     $  6,720  $   5,751
     Senior subordinated debentures - 15%
       fixed, due May 1, 2007                   115,000          -
     Senior subordinated notes - 12.875%
       fixed, due May 1, 2008.  Interest
       rate may increase by 1% effective
       November 1, 1997                               -    120,000
     First mortgage bonds, Series A - 11.45%
       fixed, due June 30, 2002, interest
       payments only to January 1, 1999 with
       principal amortization commencing
       July 1, 1999                             140,000    140,000
     First mortgage bonds, Series B - 11.5%
       fixed, due March 1, 2005, interest
       payments only to September 1, 2003
       with a mandatory sinking fund payment
       of $88,125 on March 1, 2004              176,250    176,250
     Mortgage notes payable - various
       interest rates ranging from 8.6% to
       13.6% requiring monthly principal and
       interest payments with maturities
       ranging from 2006 to 2017                 26,429     29,062
                                                -------    -------
                                                464,399    471,063
     Less current maturities of long-term
       debt                                       2,732      5,229
                                                -------    -------

                                              $ 461,667  $ 465,834
                                               ========   =========


     The Company has issued first mortgage bonds and the bonds are secured by mortgages or deeds of trust on 31 of the Company's facilities. The Company entered into an indenture in connection with the issuance of the first mortgage bonds which, like the Company's revolving credit agreement with the Company's primary bank, requires the Company to meet certain affirmative and restrictive covenants. Significant restrictive items include, among others, limitations on additional indebtedness, liens, dividends, capital expenditures, asset dispositions, lease commitments and investments. Also, certain "pro forma debt service" ratios and senior debt to net worth ratios must be maintained. At February 28, 1997, the Company was in compliance with all such covenants.

     The Company was notified in December 1996 that the Metropolitan Life Insurance Company (the "Met") sold its entire $140 million holdings of the Company's Series A, 11.45% First Mortgage Bonds. As a result of such transaction, the Second Amended and Restated Investment Agreement, dated May 5, 1995, between the Met and the Company, which included certain financial covenants and other restrictive covenants, was terminated.

     On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Notes. The interest rate on the 12.875% Notes can be increased from 12.875% to 13.875% if the 12.875% Notes are not rated "B3 or higher" by Moody's Investor Services, and "B- or higher" by Standard & Poor's, by November 1, 1997. The 12.875% Notes have been rated "B-" by Standard & Poor's since they were issued, and as of February 28, 1997, "Caa" by Moody's Investor Services.

     The available amount under the Company's revolving credit agreement was $23.1 million as of the last day of February
     1997, of which $8.7 million of letters of credit were outstanding. No cash borrowings were outstanding at February 28, 1997.

     As of the last day of February 1997, aggregate annual maturities of long-term debt are as follows (in thousands):

          Year ended the last
            day of February
          -------------------

                 1998                             $   5,229
                 1999                                 2,463
                 2000                                32,502
                 2001                                38,642
                 2002                                38,282
                 Thereafter                         353,945
                                                    -------

                                                  $ 471,063
                                                   ========


(8)  Employee Benefit Plans
     ----------------------

     (a)  Defined Benefit Pension Plans
          -----------------------------

     The Company has defined benefit pension plans which cover substantially all employees, other than union employees covered by union pension plans under collective bargaining agreements. Benefits under these plans are based on years of credited service and compensation during the years preceding retirement or on years of credited service and established monthly benefit levels.

     Pension expense for all plans, including plans jointly administered by industry and union representatives, totaled $1.4 million, $1.7 million and $1.9 million for years ended the last day of February 1995, 1996 and 1997, respectively. Actuarial valuations for defined benefit plans are performed as of the end of the plan year. The most recent actuarial valuations are as of the last day of February 1997.

     The funded status of the Company's defined benefit pension plans and the accrued pension expense amounts recognized in the Company's consolidated financial statements within other noncurrent liabilities, as of the last day of February 1996 and 1997, are as follows (in thousands):


                                                      Last day of                      Last day of
                                                     February 1996                    February 1997
                                              ---------------------------      --------------------------
                                              Plans with      Plans with       Plans with     Plans with
                                               assets in      accumulated       assets in     accumulated
                                               excess of      benefits in       excess of     benefits in
                                              accumulated      excess of       accumulated     excess of
                                                benefits        assets           benefits       assets
                                                --------        ------           --------       ------

Actuarial present value of benefit
  obligations:
    Accumulated benefit obligations:
    Vested benefits                             $  19,902    $   7,382       $  19,805        $   7,740
    Nonvested benefits                                220          128             947              316
                                                 --------     --------        --------         --------
                                                   20,122        7,510          20,752            8,056

  Effect of assumed future
    compensation increases                          3,808            -           4,379                -
                                                 --------     --------        --------         --------

      Projected benefit obligations
        for services rendered to date              23,930        7,510          25,131            8,056

Plan assets at fair value                          20,644        6,005          22,227            6,659
                                                 --------     --------        --------         --------

      Projected benefit obligations in excess
        of plan assets                              3,286        1,505           2,904            1,397

Unrecognized prior service cost                      (119)        (108)            (85)            (101)
Unrecognized net gain (loss) from past
  experience different from that assumed
  and effects of changes in assumptions             1,323         (317)          1,277             (361)
                                                 --------     --------        --------         --------

      Accrued pension liability                  $  4,490     $  1,080       $   4,096        $     935
                                                 ========     ========       =========        =========


     Net periodic pension expense for the years ended the last day of February 1995, 1996 and 1997 includes the following components (in thousands):

                                         Last day of February
                                        1995     1996     1997
                                        ----     ----     ----

     Service cost - benefits earned
       during the period             $  1,107  $  1,165  $  1,186
     Interest cost on projected
       benefit obligation               2,121     2,293     2,431
     Actual return on plan assets      (2,554)   (4,301)   (2,826)
     Net amortization and deferral       (143)    1,541       109
                                     --------  --------  --------

                                     $    531  $    698  $    900
                                     ========  ========  ========




     Actuarial assumptions used for determining pension liabilities were:

                                         Last day of February
                                         1995     1996     1997
                                         ----     ----     ----
     Discount rate for interest
       cost                              8.5%     8.0%     8.0%
     Rate of increase in future
       compensation levels               4.0%     4.0%     4.0%
     Expected long-term rate of
       return on plan assets            10.5%    10.5%    10.5%


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

     The total of accumulated postretirement benefits obligation
     (APBO), which is an unfunded obligation, is as follows:

                                        Last day of February
                                       1995     1996     1997
                                       ----     ----     ----

     Retirees                       $  2,314  $  2,375  $  2,618
     Active employees                  1,511     1,832     2,209
                                    --------  --------  --------

                                    $  3,825  $  4,207  $  4,827
                                    ========  ========  ========

     The components of net periodic postretirement expense for the years ended the last day of February are as follows (in thousands):

                                       1995     1996     1997
                                       ----     ----     ----

     Service cost benefits earned
       in period                    $    104  $    114  $    123
     Interest cost on APBO               313       334       383
     Amortization of unamortized
       prior service cost                (22)      (22)       (8)
                                     -------   -------   -------
                                    $    395  $    426  $    498
                                     =======   =======   =======

     The discount rate used to determine the APBO and net periodic expense as of February 28, 1995 was 9.0%, and as of February
     29, 1996 and February 28, 1997 was 8.5%.

     For fiscal 1997, an 11% increase in the medical cost trend rate was assumed. This rate is projected to decrease incrementally to 5.5% after nine years. A 1% increase in the medical trend rate would increase the APBO by $0.2 million and increase the net periodic expense by a negligible amount.



9.   Common Stockholders' Deficit
     ---------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the Compensation Committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Stock options outstanding and transactions involving the stock option plan are summarized for the years ended the last day of February as follows:


                                      1995                            1996                         1997
                                 -------------------           --------------------          -----------------
                                            Weighted                      Weighted                    Weighted
                                            Average                       Average                     Average
                                            Exercise                      Exercise                    Exercise
                                Shares       Price             Shares      Price             Shares    Price
                                ------       -----             ------      -----             ------    -----

Outstanding at beginning
  of year                      257,934      $16.06            253,795     $16.17            249,656    $15.45

Granted                              -           -                  -          -            160,000     12.30

Exercised                            -           -                  -          -            (21,748)    10.00

Cancelled                            -           -                  -          -           (160,000)    19.77

Forfeited                       (4,139)      10.00             (4,139)     10.00             (2,760)    10.00

                               --------      -----           --------      -----           --------     -----

Outstanding at end of year     253,795      $16.17            249,656     $16.26            225,148    $11.63
                               =======       =====            =======      =====            =======     =====

Options exercisable at
  year end                     185,795      $14.57            213,656     $15.45             65,148    $10.00
                               =======       =====            =======      =====            =======     =====

Weighted average grant date
  fair value of options granted
  during the year                           $    0                        $    0                       $ 2.67
                                             =====                         =====                        =====


     The Company has computed the value of all options granted during fiscal 1997 using the minimum value method as prescribed under SFAS No. 123 for pro forma disclosure purposes. The following weighted average assumptions were used for the grants made in fiscal 1997: risk free interest rate at 6.875%; expected life of ten years; and dividend rate of zero percent.

     The total value of options granted during fiscal 1997 was computed at $428,000. The options granted in fiscal 1997 have a five-year vesting schedule and compensation will be amortized on a pro forma basis over that period.

     The options granted in fiscal 1997 had not vested as of the last day of February 1997 and therefore there would be no compensation cost in the current year under the pro forma disclosure provisions of SFAS No. 123.

     The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts.

     As of February 28, 1997, options for 225,148 shares were outstanding with exercise prices between $10.00 and $12.30, and a remaining weighted average contractual life of 6.7 years.




10.  Preferred Stock
     ---------------

     The Company has contributed shares of its Series A, variable rate, cumulative preferred stock to the Americold Employee Stock Ownership Plan (ESOP). The preferred stock is redeemable by participants of the plan. As of the last day of February 1996 and 1997, dividends not declared on the Company's cumulative preferred stock total approximately $477,000 and $458,000, respectively.


11.  Income Taxes
     ------------

     The provision (benefit) for income taxes consists of the following (in thousands):

                                      1995     1996     1997
                                      ----     ----     ----

     Federal:
       Current                     $  2,867  $      -  $    250
       Deferred                       1,494    (2,858)   (2,422)
                                   --------  --------  --------
                                      4,361    (2,858)   (2,172)
                                   --------  --------  --------

     State:
       Current                          820         -       112
       Deferred                          46      (568)     (544)
                                   --------  --------  --------

                                   $  5,227  $ (3,426) $ (2,604)

                                   ========  ========  ========


     Following is a reconciliation of the difference between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):


                                      1995     1996     1997
                                      ----     ----     ----

     Computed income tax expense
       (benefit) at federal
       statutory rate               $  3,777  $ (4,027) $ (3,200)
     State and local income taxes,
       net of federal income tax
       benefits                          563      (369)     (280)
     Amortization of cost in
       excess of net assets
       acquired                          887       970       876

                                    --------  --------  --------

                                    $  5,227  $ (3,426) $ (2,604)
                                    ========  ========  ========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities as of the last day of February 1996 and 1997 are as follows (in thousands):

                                                1996      1997
                                                ----      ----
     Deferred tax liabilities:
       Property, plant and equipment, due to
         differences in depreciation and
         prior accounting treatment          $(110,574)  $(109,099)
                                              --------    ---------

     Deferred tax assets:
       Receivables, due to allowance for
         doubtful accounts                          86         155
       Employee compensation and other
         benefits                                1,879       3,605
       Capital leases, net                       1,714       1,617
       Postretirement benefits other than
         pensions, due to accrual for
         financial reporting purposes            1,650       1,794
       Alternative minimum tax credit
         carryforwards                           2,865       3,192
       Other, net                                1,659       1,532
                                             ---------   ---------

           Total deferred tax assets             9,853      11,895
                                             ---------   ---------

           Net deferred tax liability
             before valuation allowance       (100,721)    (97,204)

     Deferred tax asset valuation allowance     (1,320)     (1,320)

                                             ---------   ---------

                                             $(102,041)  $ (98,524)
                                             =========   =========

     The valuation allowance for deferred tax assets as of March 1, 1995 was $1.3 million. The valuation allowance is required to reduce the amount of deferred tax assets to an amount which will more likely than not be realized.

     At February 28, 1997, the Company has an alternative minimum tax credit carryforward of approximately $3.2 million available to offset future regular taxes in excess of future alternative minimum taxes.


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



13.  Disclosures About The Fair Value of Financial Instruments
     ---------------------------------------------------------

     Cash, Trade Receivables, Other Receivables, Accounts Payable
     and Accrued Expenses
     ------------------------------------------------------------

     The carrying amount of these items approximates fair value because of the short maturity of these instruments.


     Long-Term Debt
     --------------

     The fair values of each of the Company's long-term debt instruments are based on (a) the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity; (b) in the case of the first mortgage bonds - Series B and senior subordinated notes, market price; or (c) in the case of the first mortgage bonds - Series A, at par, because there is not a market for such securities (in thousands).

                                            As of the last day
                                             of February 1997
                                            ------------------
                                                      Estimated
                                                         fair
                                            Carrying    market
                                             amount     value
                                             ------     ------

     Senior subordinated notes             $120,000    $124,500
     First mortgage bonds - Series A        140,000     140,000
     First mortgage bonds - Series B        176,250     185,063
     Mortgage notes payable                  29,062      29,062


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


15.  Plan of Reorganization Under Chapter 11
     ---------------------------------------

     On May 9, 1995, the Company filed a prepackaged plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (the "Court"). The principal purpose of the Plan was to reduce the Company's short-term cash requirements with respect to payments due on its subordinated indebtedness and to adjust certain restrictive financial covenants and certain other provisions contained in the Amended and Restated Investment Agreement, dated March 2, 1993, between the Company and the Met. On June 19, 1995, the Court approved the Company's Disclosure Statement dated April 14, 1995 and the Company's solicitation of votes to accept or reject the Plan, and confirmed the Plan. On June 30, 1995, the Plan became effective.

     In connection with the Plan, the Company rejected certain lease agreements relating to four warehouse facilities at Watsonville, Oakland and San Francisco, California; and Chicago, Illinois. In February 1996, the Company settled all lease rejection issues with the lessor of three properties located in Watsonville, Oakland and San Francisco, California. Such settlement did not involve the payment of any damages by the Company. In September 1996, the Company settled all lease rejection issues with the lessor of the Chicago, Illinois property. Such settlement, representing one year's rent recovery by the lessor as provided by the Bankruptcy Code, required a payment of approximately $0.4 million.

     The Company has expensed the settlement payment and related professional fees and all professional fees and similar expenditures incurred related to the prepackaged bankruptcy as "reorganization expenses."

                                                      SCHEDULE  II

                      AMERICOLD CORPORATION

                Valuation and Qualifying Accounts

                   Years ended the last day of
                  February 1995, 1996 and 1997

                         (In thousands)

                                                                 Additions
                                                   Balance at    charged to                      Balance
                                                   beginning     costs and                       at end
                                                   of period     expenses      Deductions        of period
                                                   ---------     ----------    ----------        ---------


Year ended the last day
of February 1995 -
  Allowance for doubtful accounts -
    other receivables                               $  4,100      $       -     $   4,100         $      -

Year ended the last day
of February 1996 -
  Allowance for doubtful accounts -
    other receivables                                      -              -             -                -

Year ended the last day
of February 1997 -
  Allowance for doubtful accounts -
    other receivables                                      -              -             -                -


                      AMERICOLD CORPORATION
                            FORM 10-K

                          EXHIBIT INDEX





Exhibit                                                        Page
--------                                                       ----

(10) (xxx)  Form of Addendum to Employment Agreement            85
            dated June 30, 1996, between the Company and certain named executive officers, and schedule thereto

(11)        Statement re Computation of Per Share               87
            Earnings

(21)        Subsidiary of the Registrant                        88

(23)        Consent of KPMG Peat Marwick LLP                    89

(27)        Financial Data Schedule                             90

(99)        Safe Harbor for Forward-Looking Statements          91
            under Private Security Litigation Reform Act of 1995: Certain Cautionary Statements