Form 10-Q
period 1997-05-31
AMERICOLD CORP /OR/
filed 1997-07-15
CIK 811119

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1997; or


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

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of June 30, 1997: 4,999,005 shares.


                        AMERICOLD CORPORATION

                            Form 10-Q

                          TABLE OF CONTENTS
                          -----------------



                                                          Page
                                                          ----

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                      3
             Consolidated Statements of Operations            4
             Consolidated Statements of Cash Flows            5
             Notes to Consolidated Financial Statements       6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                       9



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings                               17

Item 4.      Submission of Matters to a Vote of
             Security Holders                                17

Item 6.      Exhibits and Reports on Form 8-K                19



SIGNATURES                                                   20


EXHIBIT INDEX                                                21

                                       PART I - Financial Information
Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1997 and May 1997
                                      (In thousands, except share data)

                                                                    Last day of             Last day of
                                                                   February 1997             May 1997
                                                                   -------------            -----------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents                                        $    13,702              $     5,262
  Trade receivables, net                                                27,560                   24,379
  Other receivables, net                                                 3,138                    3,943
  Prepaid expenses                                                       3,828                    3,551
  Tax refund receivable                                                  2,636                    2,651
  Other current assets                                                     891                    1,165
                                                                   -----------               ----------
      Total current assets                                              51,755                   40,951

Property, plant and equipment, less accumulated depreciation
  of $192,649 and $197,431, respectively                               384,484                  381,742
Cost in excess of net assets acquired, less accumulated
  amortization of $24,644 and $25,271, respectively                     74,749                   74,122
Other noncurrent assets                                                 20,046                   19,624
                                                                   -----------               ----------

      Total assets                                                 $   531,034              $   516,439
                                                                   ===========              ===========



         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $   16,116               $    11,345
  Accrued interest                                                     18,466                    13,239
  Accrued expenses                                                     13,660                    11,678
  Deferred revenue                                                      5,555                     5,317
  Current maturities of long-term debt                                  5,229                     5,235
  Other current liabilities                                             5,259                     5,881
                                                                   ----------                ----------
      Total current liabilities                                        64,285                    52,695

Long-term debt, less current maturities                               465,834                   465,201
Deferred income taxes                                                  98,524                    97,875
Other noncurrent liabilities                                           10,347                    10,256
                                                                   ----------                ----------
      Total liabilities                                               638,990                   626,027
                                                                   ----------                ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 52,936 shares                                  5,753                     5,925
                                                                   ----------                ----------

Common stockholders' deficit:
  Common stock, $.01 par value; authorized 10,000,000
    shares; issued and outstanding 4,995,556 and 4,999,005
    shares, respectively                                                   50                       50
  Additional paid-in capital                                           51,182                   51,182
  Retained deficit                                                   (164,580)                (166,384)
  Equity adjustment to recognize minimum pension liability               (361)                    (361)
                                                                   ----------               ----------
      Total common stockholders' deficit                             (113,709)                (115,513)
                                                                   ----------               ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $  531,034               $  516,439
                                                                   ==========               ==========

See accompanying notes to consolidated financial statements.

                                            AMERICOLD CORPORATION

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three months ended last day of May 1996 and 1997
                                    (In thousands, except per share data)

                                                                   Three months             Three months
                                                                    ended last               ended last
                                                                      day of                   day of
                                                                     May 1996                 May 1997
                                                                   ------------              -----------
                                                                    (Unaudited)               (Unaudited)

Net sales                                                           $    79,396              $    72,508
                                                                    -----------              -----------
Operating expenses:
  Cost of sales                                                          59,465                   52,628
  Amortization of cost in excess of
    net assets acquired                                                     627                      627
  Selling and administrative expenses                                     7,723                    7,674
                                                                    -----------              -----------
      Total operating expenses                                           67,815                   60,929
                                                                    -----------              -----------
Gross operating margin                                                   11,581                   11,579
                                                                    -----------              -----------

Other (expense) income:
  Interest expense                                                      (15,535)                 (13,923)
  Other, net                                                                514                       63
                                                                    -----------              -----------
      Total other expense                                               (15,021)                 (13,860)
                                                                    -----------              -----------

Loss before income taxes                                                 (3,440)                  (2,281)
Benefit for income taxes                                                  1,104                      649
                                                                    -----------              -----------

Net loss                                                            $    (2,336)             $    (1,632)
                                                                    ===========              ===========

Net loss per common share                                           $     (0.51)             $     (0.36)
                                                                    ===========              ===========

Weighted average number of shares
 outstanding                                                              4,931                    4,997
                                                                    ===========              ===========

See accompanying notes to consolidated financial statements.

                                            AMERICOLD CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Three months ended last day of May 1996 and 1997
                                               (In thousands)

                                                                   Three months             Three months
                                                                    ended last               ended last
                                                                      day of                   day of
                                                                     May 1996                 May 1997
                                                                   -----------              -----------
                                                                   (Unaudited)              (Unaudited)

Cash flows from operating activities:
  Net loss                                                         $    (2,336)             $    (1,632)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                                         5,010                    5,111
    Amortization and other noncash expenses                              1,028                    1,158
    Changes in assets and liabilities                                   (7,279)                  (9,358)
    Provision for deferred taxes                                        (1,103)                    (649)
                                                                   -----------              -----------
      Net cash used by operating activities                             (4,680)                  (5,370)
                                                                   -----------              -----------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                       (6,053)                  (2,368)
  Other items, net                                                        (424)                     (72)
                                                                   -----------              -----------
      Net cash used by investing activities                             (6,477)                  (2,440)
                                                                   -----------              -----------

Cash flows from financing activities:
  Principal payments under capitalized
    lease and other debt obligations                                      (696)                    (627)
  Proceeds from sale of senior subordinated notes                      120,000                        -
  Retirement of senior subordinated debentures                        (115,000)                       -
  Debt issuance costs                                                   (5,035)                      (3)
  Release of escrowed funds                                                 52                        -
                                                                   -----------              -----------
      Net cash used by financing activities                               (679)                    (630)
                                                                   -----------              -----------
      Net decrease in cash and cash equivalents                        (11,836)                  (8,440)

Cash and cash equivalents at beginning of period                        20,857                   13,702
                                                                   -----------              -----------
Cash and cash equivalents at end of period                         $     9,021              $     5,262
                                                                   ===========              ===========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                     $    20,112              $    19,150
                                                                   ===========              ===========

  Capital lease obligations incurred to lease new equipment        $       248              $         -
                                                                   ===========              ===========

  Cash paid for income taxes                                       $        24              $        15
                                                                   ===========              ===========



See accompanying notes to consolidated financial statements.
                      AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated balance sheet as of the last day of May 1997; the related consolidated statements of operations for the three months ended the last day of May 1996 and May 1997; and the related consolidated statements of cash flows for the three months ended the last day of May 1996 and May 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1997.



2.   COMMON STOCKHOLDERS' DEFICIT
     ----------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the Compensation Committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of May
     1997 follows:


                                                    Weighted
                                                    Average
                                                    Exercise
                                          Shares     Price
                                          ------    --------

     Outstanding at beginning of year     225,148    $11.63
     Granted                                    -         -
     Exercised                             (3,449)    10.00
     Cancelled                                  -         -
     Forfeited                                  -         -
                                          -------     -----
     Outstanding                          221,699    $11.66
                                          =======     =====

     Options exercisable                   93,699    $10.79
                                          =======     =====




3.   PROVISION FOR INCOME TAXES
     --------------------------

     The provision for income taxes was computed using a tax rate of 39.2%. The tax rate was applied to loss before income taxes, after adjusting for amortization of cost in excess of net assets acquired.


4.   LOSS PER COMMON SHARE
     ---------------------

     Loss per common share is computed by dividing net loss, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit 11, Statement Regarding Computation of Per Share Earnings.


5.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents includes highly liquid instruments, with original maturities of three months or less when purchased. There were cash equivalents totaling $10.0 million and $0.0 as of the last day of February 1997 and May 1997, respectively.


6.   LONG-TERM DEBT
     --------------

     On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior Subordinated Notes due 2008. The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 the Company's 15% Senior Subordinated Debentures due 2007. The remaining proceeds were used to pay transaction costs. The interest rate on the notes can be increased from 12.875% to 13.875% if the notes are not rated "B- or higher" by Standard & Poor's and "B3 or higher" by Moody's Investors Service by November 1, 1997. The notes have been rated "B-" by Standard and Poor's since they were issued, and as of June 30, 1997, "Caa" by Moody's Investors Service.



7.   NEW ACCOUNTING STANDARD
     -----------------------

     The Company has not implemented the reporting requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), although it will be required to do so during the fourth quarter of fiscal 1998 and thereafter. This Statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. The Company estimates that the adoption of SFAS No. 128 will not have a material impact on its income per share.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------


RESULTS OF OPERATIONS
---------------------

     INTRODUCTION - Americold provides integrated logistics services for the frozen food industry consisting of warehousing and transportation management. These services are provided through the Company's network of 48 refrigerated warehouses and its refrigerated transportation management unit. The Company's fiscal year ends on the last day of February.


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


     DEVELOPMENT OF WAREHOUSE PROPERTIES - Although the Company currently has no projects in progress, the Company continually evaluates the need for warehouse space and intends to pursue growth of its refrigerated warehouse business both by expanding its network of warehouses and by expanding existing facilities in response to customer requirements. The Company did not renew the lease on its marginally profitable Kent, Washington facility upon its expiration on March 31, 1997.
     See "--Liquidity and Capital Resources--Capital Resources" and "--Capital Resources --Capital Expenditures."


     FORWARD-LOOKING STATEMENTS - This document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance that are based on current expectations and are subject to a number of risks and uncertainties.
     Actual results or outcomes could differ materially from current expectations due to a number of factors (such as the Company's substantial leverage and history of losses; restrictions imposed by the Company's debt agreements; the Company's dependence on significant customers; competition; and the Company's dependence on agricultural markets) described in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended the last day of February 1997.


     COMPARISON OF THREE-MONTH PERIODS ENDED MAY 31, 1996 AND 1997
     --------------------------------------------------------------

     NET SALES - Americold's net sales for the first three months of fiscal 1997 and the first three months of fiscal 1998 are detailed in the table below, by activity:

                            NET SALES
                      (Dollars in Millions)

                Three Months Ended   Three Months Ended
                   May 31, 1996         May 31, 1997
                   ------------         ------------    % Change
                 Amount      %      Amount      %     FY97 to FY98
                 ------     ---     ------     ---    ------------
Logistics
 Warehousing
   Storage       $ 24.7     31.1%   $ 25.3     34.9%       2.4 %
   Handling        19.7     24.8%     20.0     27.6%       1.5 %
   Leasing          1.8      2.3%      1.3      1.8%     (27.8)%
   Freezing
    and other       2.3      2.9%      2.5      3.4%       8.7 %
                 ------    -----    ------    -----     ------
                   48.5     61.1%     49.1     67.7%       1.2 %

 Transportation
 management
 services          29.6     37.3%     22.1     30.5%     (25.3)%
                  -----    -----     -----    -----      -----

Total logistics    78.1     98.4%     71.2     98.2%      (8.8)%
Other               1.3      1.6%      1.3      1.8%       0.1 %
                  -----    -----     -----    -----      -----

Total net sales  $ 79.4    100.0%   $ 72.5    100.0%      (8.7)%
                 ======    =====    ======    =====      =====

     The Company's net sales decreased 8.7% from $79.4 million for the first three months of fiscal 1997 to $72.5 million for the first three months of fiscal 1998, reflecting a substantial decrease in transportation management sales.

     Warehousing sales increased from $48.5 million for the first three months of fiscal 1997 to $49.1 million for the first three months of fiscal 1998, principally due to a 2.4% increase in storage revenue. Storage revenue increased as storage volume increased slightly from 1.37 billion pounds stored on average per month in the first three months of fiscal 1997 to 1.39 billion pounds stored on average per month in the same period in fiscal 1998.

     The 1.5% increase in handling revenue resulted primarily from price increases and changes in product mix as there was a 0.3% decrease in volume of product handled. For the first three months of fiscal 1997, 5.4 billion pounds of product were handled by the Company compared with 5.3 billion pounds during the same period in fiscal 1998.

     The Company anticipates that vegetable processors will continue to maintain lower inventories during early fiscal
     1998. Storage levels for potatoes was higher during the first quarter of fiscal 1998, but the Company is unable to forecast the levels for the balance of fiscal 1998.

     Transportation management sales decreased 25.3% from $29.6 million for the first three months of fiscal 1997 to $22.1 million for the first three months of fiscal 1998, due to significant decreases in sales of frozen food products by two of the Company's customers.

     Other sales (quarry sales) remained unchanged at $1.3 million for both periods.


     COST OF SALES - Cost of sales decreased 11.5% from $59.5 million for the first three months of fiscal 1997 to $52.6 million for the first three months of fiscal 1998. The decreased volume of transportation management services, which required decreases in transportation capacity purchased from carriers, resulted in an approximate $8.1 million decrease in cost of sales. Offsetting this decrease, cost of sales increased by approximately $0.5 million principally due to increased operating lease payments on facilities financed through the Lease Line (as defined below). See "Liquidity and Capital Resources". Cost of sales also increased due to the operational difficulties at one of the Company's warehouse facilities. Efforts are continuing to be made to resolve the difficulties.

     Cost of sales as a percentage of net sales decreased from 74.9% for the first three months of fiscal 1997 to 72.6% for the first three months of fiscal 1998, as transportation management sales, which has high variable cost requirements, decreased from 37.3% of net sales in the prior period to 30.5% in the more recent period.


     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses remained unchanged at $7.7 million for both periods. Selling and administrative expenses as a percentage of net sales increased from 9.7% in the first three months of fiscal 1997 to 10.6% in the first three months of fiscal 1998 due to the decrease in transportation management sales.


     GROSS OPERATING MARGIN - Gross operating margin remained unchanged at $11.6 million for both periods principally due to the increased gross operating margin on the transportation management services business in the more recent period as a result of improved operating efficiencies in such business.


     INTEREST EXPENSE - Interest expense decreased from $15.5 million for the first three months of fiscal 1997 to $13.9 million for the first three months of fiscal 1998 as a result of a non-recurring increase in interest expense in the prior period due to the defeasance requirements in fiscal 1997 on the redemption in May 1996 of $115.0 million of the Company's 15% Senior Subordinated Debentures due 2007 which were replaced by the Company's $120.0 million of 12.875% Senior Subordinated Notes due 2008. As a result of the defeasance requirements, both issuances were outstanding for the period April 9, 1996 to May 8, 1996.

     In addition, interest expense in the prior period was also affected by the higher average interest rate on the debt outstanding at that time.


     INCOME (LOSS) - The Company's income before income taxes improved as the first three months of fiscal 1997 reflected a loss of $3.4 million, as compared to a loss of $2.3 million in the first three months of fiscal 1998. The reduced loss in the more recent period was due primarily to the increased gross operating margin from transportation management services and from the reduced interest expense incurred on the Company's outstanding debt as compared to the corresponding prior period.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company believes it has sufficient liquidity and capital resources to meet its needs related to the payment of interest expense, the continued operation and maintenance of its warehouses, the continued operation and planned expansion of its transportation management business and the funding of limited growth in warehouse capacity. Any anticipated growth in the volume of transportation management services is not expected to consume significant capital resources. Although the Company's internal resources for new warehouse acquisition or construction are limited, the Company has arranged for up to $25.0 million in lease financing for new warehouse capacity from a finance company (the "Lease Line"). See "--Capital Resources." While the Company currently has no projects in progress, the Company plans to finance its warehouse expansion program principally through lease financing, and the Company believes it has the ability to finance any fiscal 1998 expansion projects from the Lease Line, similar lease financing or mortgage financing. In light of the significant debt obligations due between fiscal 2000 and fiscal 2008, the Company continues to need to increase operating cash flow and seek external sources for refinancing. To the extent such operating cash flow growth will result from warehouse capacity growth, the Company will also be required to obtain additional sources of interim financing.


     LIQUIDITY
     ---------

     OPERATING CASH FLOW - Net cash flow from operating activities, representing cash provided from operations, is used to fund capital expenditures and meet debt service requirements. Operating cash flow reported for any one period is sensitive to the timing of the collection of receivables and the payment of payables.

     Net cash flow from operating activities as reported in the Company's consolidated financial statements decreased from a negative $4.7 million for the first three months of fiscal 1997 to a negative $5.4 million for the first three months of fiscal 1998. The decrease is due principally to the changes in certain working capital items such as trade receivables, trade payables and accrued expenses. Net cash flow from operating activities in fiscal years 1995, 1996 and 1997 was $12.7 million, $12.6 million and $18.9 million, respectively. Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) was $17.4 million for the first three months of fiscal 1997 and $17.5 million for the first three months of fiscal 1998. Funds provided from operations in fiscal years 1995, 1996 and 1997 were $71.6 million, $76.6 million and $72.1 million, respectively.


     WORKING CAPITAL - The Company's working capital position as of the last day of the three-month period ended May 31, 1997 was a negative $11.7 million. This position compares to negative $12.5 million at fiscal 1997 year end. Working capital increased in the more recent period principally due to timing differences in the collection of receivables and payment of payables.

     The Company's historically negative working capital position generally has not affected its ability to meet its cash operating needs.



     CAPITAL RESOURCES
     -----------------

     The credit agreement with the Company's primary bank provides an aggregate availability of $27.5 million, which may be used for any combination of letters of credit and revolving cash borrowings for general working capital purposes, subject to borrowing base limitations. The borrowing base for both cash borrowings and letters of credit equals 85% of eligible accounts receivable pledged to the bank plus, at the option of the Company, 70% of the value of all real property mortgaged to the bank. The Company has not mortgaged any properties under the credit agreement. The credit agreement, which matures on February 28, 1999, requires two 30-day resting periods (during which there may be no outstanding borrowings) during each of fiscal 1998 and fiscal 1999. Subsequent to the end of the quarter, on June 5, 1997, the Company satisfied the resting periods required for fiscal 1998. The credit agreement also contains certain restrictive covenants, including financial covenants.

     Based on eligible accounts receivable as of May 31, 1997, the Company had an available credit line of $19.9 million, of which $6.4 million was used for letters of credit, principally related to leasing commitments and worker's compensation reserves. No cash borrowings were outstanding.

     The Lease Line is used to finance, subject to meeting certain conditions, the construction or acquisition of new warehouses or the expansion of existing warehouses which are not pledged as collateral security for senior debt. While the Lease Line commitment was originally for a total of $25.0 million and was intended to expire December 31, 1996, based on discussions with the lender, the expiration date is expected to be extended and the total commitment is expected to be increased by approximately $10.0 million, to an available total of $17.3 million, in order to allow for the contemplated sale/leaseback of an existing facility.


     LONG-TERM DEBT - On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior Subordinated Notes due 2008. The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 the Company's 15% Senior Subordinated Debentures due 2007. The remaining proceeds were used to pay transaction costs. The interest rate on the notes can be increased from 12.875% to 13.875% if the notes are not rated "B- or higher" by Standard & Poor's and "B3 or higher" by Moody's Investors Service by November 1, 1997. The notes have been rated "B-" by Standard and Poor's since they were issued, and as of June 30, 1997, "Caa" by Moody's Investors Service.


     CAPITAL EXPENDITURES - Budgeted fiscal 1998 capital expenditures total approximately $16.1 million, including approximately $1.4 million for warehouse expansion. Expenditures for property, plant and equipment for the first three months of fiscal 1998 totaled $2.4 million, of which approximately $0.3 million related to warehouse expansions, and the remainder related to routine replacements or betterments, or revenue enhancements or cost reduction items.


     JOINT VENTURE - The Company is finalizing an agreement in which the Company's Park Rapids, Minnesota warehouse facility will be sold to a joint venture. The Company will own 50% of the joint venture and will operate the facility for a management fee.


     NEW ACCOUNTING STANDARD - The Company has not implemented the reporting requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), although it will be required to do so during the fourth quarter of fiscal 1998 and thereafter. This Statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. The Company estimates that the adoption of SFAS No. 128 will not have a material impact on its income per share.


     SUBSEQUENT EVENT - Subsequent to the end of the first quarter of fiscal 1998, on June 30, 1997, the previously announced sale by H. J. Heinz Company to McCain Foods, Inc. of several Ore-Ida Foods processing plants was completed. The Company provides logistical services at all of these plants pursuant to operating agreements. The Company is working with the two companies on the assignment to McCain Foods, Inc. of certain operating agreements, leases and other agreements.

                      PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

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

     In May 1997, Non-Stop's claim for damages for the Company's breach of the confidentiality agreement was tried. On July 7, 1997, the Court filed an order denying Non-Stop's claims for damages and attorney fees and costs for the Company's breach of the confidentiality agreement.

     Non-Stop's counterclaim for intentional interference with prospective business relations has been severed and reserved for a later jury trial in District Court. Non-Stop has not yet specified what damages it will seek on this claim. In earlier phases of the dispute, however, Non-Stop has claimed damages to its business ranging from $6.0 million to $33.0 million. Non-Stop withdrew a specific claim for damages of more than $4.0 million from the damages trial related to the confidentiality agreement, asserting that it would bring a claim in connection with the trial on its interference claim. Trial on Non-Stop's claim for intentional interference will not take place before the fall of calendar 1997. The Company believes the interference claim is without merit and will vigorously defend that claim.




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Subsequent to the end of the fiscal quarter, on June 24, 1997, the Company held its annual meeting of shareholders. The
     Company did not solicit proxies. At the meeting, the following actions were approved by the shareholders:

     (a) Election of a Board of Directors for the ensuing year consisting of Ronald H. Dykehouse, Frank
          Edelstein, William A. Marquard, George E. Matelich,
          James C. Pigott and Joel M. Smith.

     (b)  The selection of KPMG Peat Marwick LLP as the
          Company's auditors for fiscal 1998.

     With respect to the election of directors, there were 2,710,700 shares voted for the election of each of the nominees for director and no votes withheld.

     With respect to the selection of auditors, there were 2,710,700 shares voted for approval and no shares voted against or abstaining.

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


                               AMERICOLD CORPORATION



                               /s/   Joel M. Smith
                              JOEL M. SMITH,
                              Senior Vice President
                              and Chief Financial Officer





Date:    July 11, 1997

                            FORM 10-Q

                          Exhibit Index


Exhibit                                                    Page
-------                                                    ----


(a)  Exhibits


(11)   Statement Regarding Computation of Per Share
       Earnings                                              23

(27)   Financial Data Schedule                               25