Form 10-Q
period 1997-08-31
AMERICOLD CORP /OR/
filed 1997-10-07
CIK 811119

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1997; or


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

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of September 30, 1997: 5,037,823 shares.


                        AMERICOLD CORPORATION

                            Form 10-Q

                          TABLE OF CONTENTS
                          -----------------



                                                          Page
                                                          ----

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                     3
             Consolidated Statements of Operations           4
             Consolidated Statements of Cash Flows           5
             Notes to Consolidated Financial Statements      6

Item 2.      Management's Discussion and Analysis of        10
             Financial Condition and Results of
             Operations



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings                              19

Item 6.      Exhibits and Reports on Form 8-K               19



SIGNATURES                                                  21


EXHIBIT INDEX                                               22

                                       PART I - Financial Information

Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1997 and August 1997
                                      (In thousands, except share data)

                                                                    Last day of             Last day of
                                                                   February 1997            August 1997
                                                                   -------------            -----------
                                                                                            (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents                                        $    13,702              $   16,315
  Trade receivables, net                                                27,560                  28,677
  Other receivables, net                                                 3,138                   3,319
  Prepaid expenses                                                       3,828                   3,276
  Tax refund receivable                                                  2,636                   2,669
  Other current assets                                                     891                     733
                                                                   -----------              ----------
      Total current assets                                              51,755                  54,989

Property, plant and equipment, less accumulated depreciation
  of $192,649 and $202,385, respectively                               384,484                 375,501
Cost in excess of net assets acquired, less accumulated
  amortization of $24,644 and $25,897, respectively                     74,749                  73,496
Other noncurrent assets                                                 20,046                  19,425
                                                                   -----------              ----------

      Total assets                                                 $   531,034              $  523,411
                                                                   ===========              ==========



         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $   16,116               $   12,989
  Accrued interest                                                     18,466                   18,161
  Accrued expenses                                                     13,660                   13,993
  Deferred revenue                                                      5,555                    6,022
  Current maturities of long-term debt                                  5,229                    5,242
  Other current liabilities                                             5,259                    5,119
                                                                   ----------               ----------
      Total current liabilities                                        64,285                   61,526

Long-term debt, less current maturities                               465,834                  464,581
Deferred income taxes                                                  98,524                   97,532
Other noncurrent liabilities                                           10,347                   10,443
                                                                   ----------               ----------
      Total liabilities                                               638,990                  634,082
                                                                   ----------               ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 52,936 and 46,797 shares, respectively         5,753                    5,477
                                                                   ----------               ----------

Common stockholders' deficit:
  Common stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 4,995,556 and
    5,037,823 shares, respectively                                         50                       50
  Additional paid-in capital                                           51,182                   51,870
  Retained deficit                                                   (164,580)                (167,707)
  Equity adjustment to recognize minimum pension liability               (361)                    (361)
                                                                   ----------               ----------
      Total common stockholders' deficit                             (113,709)                (116,148)
                                                                   ----------               ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                 $  531,034               $  523,411
                                                                   ==========               ==========

See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS

   Three and six months ended last day of August 1996 and 1997
              (In thousands, except per share data)

                                               Three months  Three months  Six months   Six months
                                                  ended         ended         ended        ended
                                               last day of    last day of  last day of  last day of
                                               August 1996    August 1997  August 1996  August 1997
                                               -----------    -----------  -----------  -----------
                                               (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)

Net sales                                       $   73,139     $   73,299   $  152,535   $  145,807
                                                ----------     ----------   ----------   ----------

Operating expenses:
  Cost of sales                                     55,024         53,457      114,489      106,085
  Amortization of cost in excess of
    net assets acquired                                626            626        1,253        1,253
  Selling and administrative expenses                7,312          7,545       15,035       15,219
                                                 ---------      ---------    ---------    ---------

      Total operating expenses                      62,962         61,628      130,777      122,557
                                                 ---------      ---------    ---------    ---------

Gross operating margin                              10,177         11,671       21,758       23,250
                                                 ---------      ---------    ---------    ---------

Other (expense) income:
  Interest expense                                 (13,721)       (13,893)     (29,256)     (27,816)
  Reorganization expenses                             (403)             -         (403)           -
  Other, net                                           (46)           722          468          785
                                                 ---------      ---------    ---------    ---------

      Total other expense                          (14,170)       (13,171)    (29,191)      (27,031)
                                                 ---------      ---------    ---------    ---------

Loss before income taxes                            (3,993)        (1,500)      (7,433)      (3,781)
Benefit for income taxes                             1,320            343        2,424          992
                                                 ---------      ---------    ---------    ---------

Net loss                                        $   (2,673)    $   (1,157)  $   (5,009) $    (2,789)
                                                 =========      =========    =========   ==========

Net loss per common share                       $    (0.58)    $    (0.26)  $    (1.09) $     (0.62)
                                                 =========      =========    =========   ==========

Weighted average number of shares
  outstanding                                        4,931          5,012        4,931        5,004
                                                 =========      =========    =========   ==========


See accompanying notes to consolidated financial statements.

                      AMERICOLD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six months ended last day of August 1996 and 1997
                         (In thousands)

                                                                          Six months      Six months
                                                                          ended last      ended last
                                                                            day of          day of
                                                                         August 1996     August 1997
                                                                         -----------     -----------
                                                                         (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                               $   (5,009)      $   (2,789)
  Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
    Depreciation                                                             10,203           10,534
    Amortization and other noncash expenses                                   2,086            2,310
    Changes in assets and liabilities                                        (5,826)            (176)
    Provision for deferred taxes                                             (2,424)            (992)

                                                                          ---------        ---------
      Net cash provided (used) by operating activities                         (970)           8,887
                                                                          ---------        ---------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                           (15,220)          (5,979)
  Other items, net                                                              291              754
                                                                          ---------        ---------
      Net cash used by investing activities                                 (14,929)          (5,225)
                                                                          ---------        ---------

Cash flows from financing activities:
  Principal payments under capitalized
    lease and other debt obligations                                         (1,457)          (1,240)
  Proceeds from sale of senior subordinated notes                           120,000                -
  Retirement of senior subordinated debentures                             (115,000)               -
  Debt issuance costs                                                        (5,379)             (50)
  Release of escrowed funds                                                   4,820              167
  Issuance of stock                                                               -               74
                                                                          ---------        ---------
      Net cash provided (used) by financing activities                        2,984           (1,049)
                                                                          ---------        ---------
      Net increase (decrease) in cash and cash equivalents                  (12,915)           2,613

Cash and cash equivalents at beginning of period                             20,857           13,702
                                                                          ---------        ---------
Cash and cash equivalents at end of period                               $    7,942       $   16,315
                                                                          =========        =========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                           $   28,920       $   28,121
                                                                          =========        =========

  Capital lease obligations incurred to lease new equipment              $      231       $        -
                                                                          =========        =========

  Cash paid during the year for income taxes                             $       24       $       34
                                                                          =========        =========





See accompanying notes to consolidated financial statements.

                     AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated balance sheet as of the last day of August 1997; the related consolidated statements of operations for the six months ended the last day of August 1996 and August 1997; and the related consolidated statements of cash flows for the six months ended the last day of August 1996 and August 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1997.



2.   COMMON STOCKHOLDERS' DEFICIT
     ----------------------------

     The Company has reserved 300,000 shares of common stock for issuance under a stock option plan established in 1987. Under the plan, options are granted by the Compensation Committee of the Board of Directors to purchase common stock at a price not less than 85% of the fair market value on the date the option is granted.

     Information with regard to the plan as of the last day of August 1997 follows:

                                                    Weighted
                                                    Average
                                                    Exercise
                                          Shares     Price
                                          ------    --------

     Outstanding at beginning of year     225,148    $11.63
     Granted                                    -         -
     Exercised                             (3,449)    10.00
     Cancelled                                  -         -
     Forfeited                               (690)    10.00
                                          -------     -----
     Outstanding                          221,009    $11.66
                                          =======     =====

     Options exercisable                   93,009    $10.79
                                          =======     =====

     All stock options will become fully exercisable upon the completion of the merger discussed in Note 8.


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


5.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents includes highly liquid instruments, with original maturities of three months or less when purchased. There were cash equivalents totaling $10.0 million and $13.0 million as of the last day of February 1997 and August 1997, respectively.


6.   LONG-TERM DEBT
     --------------

     On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior Subordinated Notes due 2008. The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 the Company's 15% Senior Subordinated Debentures due 2007. The remaining proceeds were used to pay transaction costs. The interest rate on the notes can be increased from 12.875% to 13.875% if the notes are not rated "B- or higher" by Standard & Poor's and "B3 or higher" by Moody's Investors Service by November 1, 1997. The notes have been rated "B-" by Standard and Poor's since they were issued, and as of September 30, 1997, "Caa" by Moody's Investors Service.



7.   NEW ACCOUNTING STANDARDS
     ------------------------

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

     The Company has not implemented the reporting requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), although it will be required to do so during the first quarter of fiscal 1999 and thereafter. This Statement establishes standards for reporting and display of comprehensive income and its components. The Company does not believe that the adoption of SFAS No. 130 will have a material impact on its financial statement presentation.

     The Company has not implemented the reporting requirements of Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), although it will be required to do so for fiscal 1999 and thereafter. This statement establishes standards for reporting operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. The Company believes it may be required to show information not currently disclosed.


8.   SUBSEQUENT EVENT
     ----------------

     On September 29, 1997, the Company announced that it had entered into a merger agreement pursuant to which Vornado Realty Trust ("Vornado") would acquire the Company. Vornado announced that, in addition, it had also entered into a merger agreement to acquire URS Logistics, Inc. (Kelso & Company, who owns a controlling interest in the Company, holds approximately 57% of the common equity of URS Logistics, Inc.). Vornado also announced that it had entered into a partnership agreement with Crescent Real Estate Equities Company ("Crescent") to make the acquisitions, with Vornado controlling 60% of the partnership and Crescent 40%.

     The consideration for the acquisition of the Company is approximately $582 million, including $111 million in cash and $471 million in indebtedness. The price to be paid to the shareholders per common share is $20.70. The purchase price also includes the redemption of the Company's preferred stock for $100 per share, its par value, plus accrued and unpaid dividends to the date of closing, and the buyout of all existing stock options at $20.70 per share, less the exercise price of each option share. The transaction is expected to close no later than December 31, 1997.

     The Company believes that the transaction, when completed, will afford the Company the opportunity to improve its capital structure and provide substantial capital to support warehouse growth.

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


     SUBSEQUENT EVENT - Subsequent to the end of the quarter, on September 29, 1997, the Company announced that it had entered into a merger agreement pursuant to which Vornado Realty Trust ("Vornado") would acquire the Company. See Part II, Item 5. - "Other Information" for more explanation on the transaction.


     DEVELOPMENT OF TRANSPORTATION MANAGEMENT SERVICES - Over the past several years, the Company has experienced increased interest by customers in procuring transportation management services from the Company. In this regard, the Company has entered into arrangements pursuant to which it is providing such services to three large customers. The Company has made proposals to offer similar services to certain other potential customers by emphasizing its full-service logistics expertise and warehouse industry position which enable customers to obtain services in support of distribution of frozen food products from a single provider.

     As the Company does not invest in or own transportation equipment, the Company has entered into contracts with independent carriers to provide freight transportation at negotiated rates. Accordingly, the margins that the Company earns in providing transportation management services are lower than for its warehousing services.


     DEVELOPMENT OF WAREHOUSE PROPERTIES - Although the Company currently has no projects in progress, the Company continually evaluates the need for warehouse space and intends to pursue growth of its refrigerated warehouse business both by expanding its network of warehouses and by expanding existing facilities in response to customer requirements. The Company did not renew the lease on its marginally profitable Kent, Washington facility upon its expiration on March 31, 1997, and did not renew the lease on its marginally unprofitable Corona Street facility in Los Angeles, California, when the lease expired on August 1, 1997. See "--Liquidity and Capital Resources--Capital Resources" and "--Capital Resources -- Capital Expenditures."


     FORWARD-LOOKING STATEMENTS - This document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance that are based on current expectations and are subject to a number of risks and uncertainties.
     Actual results or outcomes could differ materially from current expectations due to a number of factors (such as substantial leverage and history of losses; restrictions imposed by the Company's debt agreements; the Company's substantial debt obligations; the Company's dependence on significant customers; competition; and dependence on agricultural markets) described in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended the last day of February 1997, and due to the effects of the merger on the Company.


     COMPARISON OF THREE-MONTH PERIODS ENDED AUGUST 31, 1996 AND
     1997
     --------------------------------------------------------------

     Net sales increased slightly by 0.2% from $73.1 million for the second quarter of fiscal 1997 to $73.3 million for the same quarter in fiscal 1998. Warehousing sales increased from $46.9 million to $48.6 million when comparing quarter to quarter. However, transportation management sales decreased from $24.5 million to $23.1 million from the second quarter of fiscal 1997 to the second quarter of fiscal 1998 continuing the trend seen in the first quarter of fiscal 1998.

     Cost of sales decreased 2.8% from $55.0 million for the second quarter of fiscal 1997 to $53.5 million for the same quarter of fiscal 1998. The decrease is primarily related to the decreased volume of transportation services during the quarter.

     COMPARISON OF SIX-MONTH PERIODS ENDED AUGUST 31, 1996 AND 1997
     --------------------------------------------------------------

     NET SALES - Americold's net sales for the first six months of fiscal 1997 and the first six months of fiscal 1998 are detailed in the table below, by activity:

                            NET SALES
                      (Dollars in Millions)

                  Six Months Ended     Six Months Ended
                   August 31, 1996      August 31, 1997
                  ----------------     ----------------    % Change
                 Amount      %      Amount      %     FY97 to FY98
                 ------     ---     ------     ---    ------------
Logistics
 Warehousing
   Storage       $ 49.1     32.2%   $ 50.6     34.7 %      3.1 %
   Handling        37.9     24.9%     38.9     26.7%       2.6 %
   Leasing          3.3      2.2%      2.5      1.7%     (24.2)%
   Freezing
    and other       5.1      3.3%      5.7      3.9%      11.8 %
                 ------    -----    ------    -----     ------
                   95.4     62.6%     97.7     67.0%       2.4 %

 Transportation
 management
 services          54.1     35.4%     45.2     31.0%     (16.5)%
                  -----    -----     -----    -----      -----

Total logistics   149.5     98.0%    142.9     98.0%      (4.4)%
Other               3.0      2.0%      2.9      2.0%      (3.3)%
                  -----    -----     -----    -----      -----

Total net sales  $152.5    100.0%   $145.8    100.0%      (4.4)%
                 ======    =====    ======    =====      =====

     The Company's net sales decreased 4.4% from $152.5 million for the first six months of fiscal 1997 to $145.8 million for the first six months of fiscal 1998, reflecting a substantial decrease in transportation management sales due to decreases in volume of product shipped by the Company's existing customers.

     Warehousing sales increased from $95.4 million for the first six months of fiscal 1997 to $97.7 million for the first six months of fiscal 1998, principally due to a 7.3% increase in storage volume. Storage revenue increased as storage volume increased from 1.38 billion pounds stored on average per month in the first six months of fiscal 1997 to 1.48 billion pounds stored on average per month in the same period in fiscal 1998.

     The 2.6% increase in handling revenue resulted primarily from a 4.8% increase in volume of product handled. For the first six months of fiscal 1997, 10.3 billion pounds of product were handled by the Company compared with 10.8 billion pounds during the same period in fiscal 1998.

     The Company anticipated that vegetable inventory would grow in the second quarter and continues to expect it to build in the third quarter as the 1997 harvest is completed. Storage levels for potatoes were higher during the first six months of fiscal 1998 but the Company is unable to forecast the levels for the balance of fiscal 1998.

     Transportation management sales decreased 16.5% from $54.1 million for the first six months of fiscal 1997 to $45.2 million for the first six months of fiscal 1998, for the reasons referenced above.

     Other sales (quarry sales) decreased slightly from $3.0
     million for the first six months of fiscal 1997 to $2.9 million for the first six months of fiscal 1998.


     COST OF SALES - Cost of sales decreased 7.3% from $114.5 million for the first six months of fiscal 1997 to $106.1 million for the first six months of fiscal 1998. The decreased volume of transportation management services, which required decreases in transportation capacity purchased from carriers, resulted in an approximate $9.7 million decrease in cost of sales. Cost of sales increased by approximately $0.8 million, as a result of increased operating lease payments on facilities financed through the Lease Line (as defined below). See "Liquidity and Capital Resources". Cost of sales also increased due to the continuing operational difficulties at one of the Company's warehouse facilities. Efforts are continuing to be made to resolve the difficulties.

     Cost of sales as a percentage of net sales decreased from 75.1% for the first six months of fiscal 1997 to 72.8% for the first six months of fiscal 1998, as transportation management sales, which has high variable cost requirements, decreased from 35.4% of net sales in the prior period to 31.0% in the more recent period.


     SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased 1.2% from $15.0 million for the first six months of fiscal 1997 to $15.2 million for the first six months of fiscal 1998 due to increased professional fees. Selling and administrative expenses as a percentage of net sales increased from 9.9% in the first six months of fiscal 1997 to 10.4% in the first six months of fiscal 1998 due to the decrease in transportation management sales, which did not result in a corresponding decrease in selling and administrative expenses.

     GROSS OPERATING MARGIN - Gross operating margin increased 6.8% from $21.8 million for the first six months of fiscal 1997 to $23.3 million for the first six months of fiscal 1998 due to the increased gross operating margin from the increased warehousing sales. Costs related to transportation management sales decreased faster than sales which also contributed to the increase in gross operating margin.


     INTEREST EXPENSE - Interest expense decreased from $29.3 million for the first six months of fiscal 1997 to $27.8 million for the first six months of fiscal 1998 as a result of a non-recurring increase in interest expense in the prior period due to the defeasance requirements in fiscal 1997 on the redemption in May 1996 of $115.0 million of the Company's 15% Senior Subordinated Debentures due 2007 which were replaced by the Company's $120.0 million of 12.875% Senior Subordinated Notes due 2008. As a result of the defeasance requirements, both issuances were outstanding for the period April 9, 1996 to May 8, 1996.

     In addition, interest expense in the prior period was also affected by the higher average interest rate on the debt outstanding at that time.


     INCOME (LOSS) - The Company's income before income taxes improved as the first six months of fiscal 1997 reflected a loss of $7.4 million compared to a loss of $3.8 million in the first six months of fiscal 1998. The reduced loss in the more recent period was due to the increased gross operating margin contribution from the increased warehousing sales and from the transportation management services and from the reduced interest expense incurred on the Company's outstanding debt as compared to the corresponding prior period.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company believes it has sufficient liquidity and capital resources to meet its needs related to the payment of interest expense, the continued operation and maintenance of its warehouses, the continued operation and planned expansion of its transportation management business and the funding of limited growth in warehouse capacity. Any anticipated growth in the volume of transportation management services is not expected to consume significant capital resources. Although the Company's internal resources for new warehouse acquisition or construction are limited, the Company has been able to arrange for lease financing for new warehouse capacity from a finance company (the "Lease Line"). See "--Capital Resources." While the Company currently has no projects in progress, the Company plans to finance future warehouse additions and expansions principally through lease financing. In light of the significant debt obligations due between fiscal 2000 and fiscal 2008, the Company continues to need to increase operating cash flow and seek external sources for refinancing. To the extent such operating cash flow growth will result from warehouse capacity growth, the Company will also be required to obtain additional sources of interim financing. See "Liquidity - Subsequent Event".


     LIQUIDITY
     ---------

     OPERATING CASH FLOW - Net cash flow from operating activities, representing cash provided from operations, is used to fund capital expenditures and meet debt service requirements. Operating cash flow reported for any one period is sensitive to the timing of the collection of receivables and the payment of payables.

     Net cash flow from operating activities as reported in the Company's consolidated financial statements increased from a negative $1.0 million for the first six months of fiscal 1997 to $8.9 million for the first six months of fiscal 1998. The increase is due principally to the improvement in the net loss and to the changes in certain working capital items such as trade receivables, trade payables and accrued expenses. Net cash flow from operating activities in fiscal years 1995, 1996 and 1997 was $12.7 million, $12.6 million and $18.9 million, respectively. Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) was $33.5 million for the first six months of fiscal 1997 and $35.3 million for the first six months of fiscal 1998. Funds provided from operations in fiscal years 1995, 1996 and 1997 were $71.6 million, $76.6 million and $72.1 million, respectively.


     WORKING CAPITAL - The Company's working capital position as of the last day of the six-month period ended August 31, 1997 was a negative $6.5 million. This position compares to negative $12.5 million at fiscal 1997 year end. Working capital increased in the more recent period principally due to timing differences in the collection of receivables and payment of payables.

     The Company's historical negative working capital position generally has not affected its ability to meet its cash operating needs.


     CAPITAL RESOURCES
     -----------------

     The credit agreement with the Company's primary bank provides an aggregate availability of $27.5 million, which may be used for any combination of letters of credit and revolving cash borrowings for general working capital purposes, subject to borrowing base limitations. The borrowing base for both cash borrowings and letters of credit equals 85% of eligible accounts receivable pledged to the bank plus, at the option of the Company, 70% of the value of all real property mortgaged to the bank. The Company has not mortgaged any properties under the credit agreement. The credit agreement, which matures on February 28, 1999, requires two 30-day resting periods (during which there may be no outstanding borrowings) during each of fiscal 1998 and fiscal 1999. The Company has satisfied the resting periods required for fiscal 1998. The credit agreement also contains certain restrictive covenants, including financial covenants.

     Based on eligible accounts receivable as of August 31, 1997, the Company had an available credit line of $23.8 million, of which $6.1 million was used for letters of credit, principally related to leasing commitments and worker's compensation reserves. No cash borrowings were outstanding.

     The Lease Line is used to finance, subject to meeting certain conditions, the construction or acquisition of new warehouses or the expansion of existing warehouses which are not pledged as collateral security for senior debt. While the Lease Line commitment was originally intended to expire December 31, 1996, based on discussions with the lender, the expiration date is expected to be extended and the total commitment is expected to be increased by approximately $10.0 million, to an available total of $17.3 million, in order to allow for the potential sale/leaseback of an existing facility.


     LONG-TERM DEBT - On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior Subordinated Notes due 2008. The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 the Company's 15% Senior Subordinated Debentures due 2007. The remaining proceeds were used to pay transaction costs. The interest rate on the notes can be increased from 12.875% to 13.875% if the notes are not rated "B- or higher" by Standard & Poor's and "B3 or higher" by Moody's Investors Service by November 1, 1997. The notes have been rated "B-" by Standard and Poor's since they were issued, and as of September 30, 1997, "Caa" by Moody's Investors Service.


     CAPITAL EXPENDITURES - Budgeted fiscal 1998 capital expenditures total approximately $14.1 million, including approximately $1.4 million for warehouse expansion. Expenditures for property, plant and equipment for the first six months of fiscal 1998 totaled $5.9 million, of which approximately $0.3 million related to warehouse expansions, and the remaining were routine replacements or betterments, or revenue enhancements or cost reduction items.


     JOINT VENTURE - The Company finalized an agreement in which the Company's costs incurred in the construction of the facility at Park Rapids, Minnesota warehouse facility were reimbursed by a joint venture. The Company owns 50% of the joint venture and will operate the facility for a management fee.


     NEW ACCOUNTING STANDARDS - The Company has not implemented the reporting requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), although it will be required to do so during the fourth quarter of fiscal 1998 and thereafter. This Statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. The Company estimates that the adoption of SFAS No. 128 will not have a material impact on its income per share.

     The Company has not implemented the reporting requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), although it will be required to do so during the first quarter of fiscal 1999 and thereafter. This Statement establishes standards for reporting and display of comprehensive income and its components. The Company does not believe that the adoption of SFAS No. 130 will have a material impact on its financial statement presentation.

     The Company has not implemented the reporting requirements of Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), although it will be required to do so for fiscal 1999 and thereafter. This statement establishes standards for reporting operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. The Company believes it may be required to show information not currently disclosed.


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

     In May 1997, Non-Stop's claim for damages for the Company's breach of the confidentiality agreement was tried. On July 7, 1997, the Court filed an order denying Non-Stop's claims for damages and attorney fees and costs for the Company's breach of the confidentiality agreement. Additionally, on September 23, 1997, the Court entered an order granting the Company partial final judgment on its claim based on a $350,000 promissory note. Unless the judgment is bonded pending an appeal, the Company will be entitled to execute on its judgment for approximately $435,000 (including accrued interest) soon after it is entered.

     Non-Stop's counterclaim for intentional interference with prospective business relations has been severed and reserved for a later jury trial in District Court. Non-Stop is claiming damages of approximately $10.0 million. Trial on Non-Stop's claim for intentional interference will not take place before the winter of calendar 1997. The Company believes the interference claim is without merit and will vigorously defend that claim.



ITEM 5.   OTHER INFORMATION
          -----------------

     On September 26, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger"), with Vornado Realty Trust ("Vornado") and certain of its subsidiaries pursuant to which a subsidiary of Vornado will merge with and into the Company and the Company will be acquired by Vornado. A copy of the Merger Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1.

     Pursuant to the Merger Agreement, each issued and outstanding share of common stock of the Company will be converted into the right to receive $20.70 per share in cash and each issued and outstanding share of preferred stock will be converted into the right to receive $100.00 per share in cash, plus accrued and unpaid dividends on the preferred stock to the time at which the Merger becomes effective (the "Effective Time"). Immediately prior to the Effective Time, the Company will cause to be paid to each holder of an option to purchase shares of common stock of the Company an amount equal to $20.70 multiplied by the aggregate number of shares underlying such option minus the aggregate exercise price of such option. Vornado has represented that upon completion of the Merger the Company will be in compliance with the provisions of its outstanding indebtedness relating to changes of control.

     The Board of Directors of the Company approved the Merger Agreement by a unanimous vote of the directors present and directed that it be submitted to the holders of the Company's common stock at a special meeting of shareholders. Pursuant to irrevocable proxies, holders of more than 51% of the outstanding common stock of the Company have agreed to vote for approval of the Merger Agreement and approval of the Merger is assured. Common shareholders of the Company are entitled to vote on the merger and to dissenters' rights under Oregon law. Copies of the irrevocable proxies are attached as Exhibit 9.1.

     The obligation of each party to effect the Merger is subject to customary conditions, including absence of legal or
     regulatory prohibition.   In addition, the obligations of
     Americold to effect the Merger are subject to the conditions that Vornado shall have performed its obligations under the Merger Agreement, the representations and warranties of Vornado shall be true and correct at the Effective Time and Vornado shall have reaffirmed Americold's obligations under certain employment agreements. The obligations of Vornado are subject to reciprocal conditions and the condition that Americold's indebtedness not exceed $471,000,000 at closing.

     The merger agreement may be terminated at any time prior to the Effective Time by mutual consent of either party. The merger agreement may also be terminated by action of either party if (i) the Merger has not been consummated by January 15, 1998; or (ii) a court or governmental agency shall have issued a non-appealable order or ruling restraining or otherwise prohibiting the Merger. In addition, either party may terminate the agreement if the other party has materially breached any of its covenants or made a material misrepresentation and not cured the same within 15 days of notice of such breach or misrepresentation.

     Subsequent to entering into the Merger Agreement, Vornado advised the Company that it executed an agreement with Crescent Real Estate Equities Limited Partnership ("Crescent") whereby, following the merger and the acquisition of URS Logistics, Inc. by Vornado, Vornado and Crescent will own Americold and URS Logistics, Inc. jointly with Vornado as the managing operating partner owning a 60% interest and Crescent owning a 40% interest.

     The information contained above summarizes certain provisions of the Merger Agreement. Such summary does not purport to be complete and is qualified in its entirety by reference to the merger agreement, and the irrevocable proxies, copies of which are filed as Exhibits 2.1 and 9.1, 9.2 and 9.3, respectively, to this Quarterly Report on Form 10-Q and which are incorporated into this report by reference for all purposes.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          (2.1)     Agreement and Plan of Merger Among Vornado
                    Realty Trust, Portland Parent, Inc., Portland
                    Storage Acquisition Co., and Americold
                    Corporation, dated September 26, 1997

          (9.1)     Irrevocable Proxy, executed on September 26,
                    1997, by KIA III - Americold, Inc., L.P.

          (9.2)     Irrevocable Proxy, executed on September 26,
                    1997, by Kelso Investment Associates II, L. P.

          (9.3)     Irrevocable Proxy, executed on September 26,
                    1997, by Kelso Equity Partners, L.P.

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


                               AMERICOLD CORPORATION



                               /s/   Joel M. Smith
                              JOEL M. SMITH,
                              Senior Vice President
                              and Chief Financial Officer





Date:    October 7, 1997

                            FORM 10-Q

                          Exhibit Index


Exhibit                                                    Page
-------                                                    ----


(a)  Exhibits

     (2.1)     Agreement and Plan of Merger Among            23
               Vornado Realty Trust, Portland Parent,
               Inc., Portland Storage Acquisition Co.,
               and Americold Corporation, dated
               September 26, 1997

     (9.1)     Irrevocable Proxy, executed on
               September 26, 1997, by KIA III -
               Americold, Inc., L.P.

     (9.2)     Irrevocable Proxy, executed on
               September 26, 1997, by Kelso Investment
               Associates II, L. P.

     (9.3)     Irrevocable Proxy, executed on
               September 26, 1997, by Kelso Equity
               Partners, L.P.

     (11)      Statement Regarding Computation of
               Per Share Earnings

     (27)      Financial Data Schedule