Form 10-Q
period 1997-11-30
AMERICOLD CORP /OR/
filed 1998-01-15
CIK 811119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1997; or


// Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.


                        Commission File Number: 33-12173


                              AMERICOLD CORPORATION
             (Exact name of registrant as specified in its charter)


      OREGON                                          93-0295215
(State of Incorporation)                             (I.R.S. Employer
                                                  Identification Number)


7007 S.W. Cardinal Lane, Suite 135, Portland, Oregon          97224
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (503) 624-8585
                                 --------------
              (Registrant's telephone number, including area code)


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

                        Yes  /X/    No / /

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of December 31, 1997: 1,000 shares.

                        AMERICOLD CORPORATION

                            Form 10-Q

                          TABLE OF CONTENTS
                          -----------------



Page
                                                          ----

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                     3
             Consolidated Statements of Operations           4
             Consolidated Statements of Cash Flows           5
             Notes to Consolidated Financial Statements      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     10



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings                              16

Item 4.      Submission of Matters to a Vote of
             Security Holders                               16

Item 6.      Exhibits and Reports on Form 8-K               17



SIGNATURES                                                  18


EXHIBIT INDEX                                               19

                         PART I - Financial Information

Item 1.  Financial Statements
                                            AMERICOLD CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                  Last day of February 1997 and November 1997
                                      (In thousands, except per share data)

                                                                    Last day of            Last day of
                                                                   February 1997           November 1997
                                                                   -------------           -------------
                                                                                           (Unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents                                        $    13,702              $    2,152
  Trade receivables, net                                                27,560                  35,659
  Other receivables, net                                                 3,138                   3,550
  Prepaid expenses                                                       3,828                   2,853
  Tax refund receivable                                                  2,636                   3,124
  Other current assets                                                     891                     710
                                                                   -----------              ----------
      Total current assets                                              51,755                  48,048

Property, plant and equipment, less accumulated depreciation
  of $192,649 and $207,176, respectively                               384,484                 372,545
Cost in excess of net assets acquired, less accumulated
  amortization of $24,644 and $26,524, respectively                     74,749                  72,869
Other noncurrent assets                                                 20,046                  24,232
                                                                   -----------              ----------

      Total assets                                                 $   531,034              $  517,694
                                                                   ===========              ==========



         LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                  $   16,116              $   15,440
  Accrued interest                                                      18,466                   6,664
  Accrued expenses                                                      13,660                  13,709
  Deferred revenue                                                       5,555                   6,185
  Current maturities of long-term debt                                   5,229                  26,203
  Other current liabilities                                              5,259                   4,354
                                                                    ----------              ----------
      Total current liabilities                                         64,285                  72,555

Long-term debt, less current maturities                                465,834                 323,982
Deferred income taxes                                                   98,524                  94,264
Other noncurrent liabilities                                            10,347                  10,187
                                                                    ----------              ----------
      Total liabilities                                                638,990                 500,988
                                                                    ----------              ----------

Preferred stock, $100 par value; authorized 1,000,000 shares;
  issued and outstanding 52,936 and 0 shares, respectively               5,753                       -
                                                                    ----------              ----------

Common stockholders' equity (deficit):
  Common stock, $.01 par value; authorized
    10,000,000 shares and 1,000 shares, respectively; issued and
    outstanding 4,995,556 and 1,000 shares, respectively                    50                       -
  Additional paid-in capital                                            51,182                 189,801
  Retained deficit                                                    (164,580)               (172,734)
  Equity adjustment to recognize minimum pension liability                (361)                   (361)
                                                                    ----------              ----------
      Total common stockholders' equity (deficit)                     (113,709)                 16,706
                                                                    ----------              ----------

      Total liabilities, preferred stock and
      common stockholders' deficit                                  $  531,034              $  517,694
                                                                    ==========              ==========

See accompanying notes to consolidated financial statements.

                              AMERICOLD CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three and nine  months  ended last day of  November
                                1996 and 1997 (In thousands, except share and
                                               per share data)

                                               Three months  Three months   Nine months   Nine months
                                                  ended         ended         ended        ended
                                               last day of    last day of  last day of   last day of
                                              November 1996  November 1997 November 1996 November 1997
                                              -------------  ------------- ------------- -------------
                                               (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)

Net sales                                       $   82,244     $   84,367   $  234,779   $  230,174
                                                ----------     ----------   ----------   ----------

Operating expenses:
  Cost of sales                                     59,014         61,755      173,503      167,840
  Amortization of cost in excess of
    net assets acquired                                627            627        1,880        1,880
  Selling and administrative expenses                7,678         11,708       22,713       26,927
                                                 ---------      ---------    ---------    ---------

      Total operating expenses                      67,319         74,090      198,096      196,647
                                                 ---------      ---------    ---------    ---------

Gross operating margin                              14,925         10,277       36,683       33,527
                                                 ---------      ---------    ---------    ---------

Other (expense) income:
  Interest expense                                 (13,601)       (12,588)     (42,857)     (40,404)
  Reorganization expenses                             (476)             -         (879)           -
  Other, net                                          (190)           941          278        1,726
                                                 ---------      ---------    ---------    ---------

      Total other expense                          (14,267)       (11,647)     (43,458)     (38,678)
                                                 ---------      ---------    ---------    ---------

Income (loss) before income taxes and
  extraordinary item                                   658         (1,370)      (6,775)      (5,151)
(Provision) benefit for income taxes                  (504)           292        1,920        1,284
                                                 ---------      ---------    ---------    ---------

Net income (loss) before extraordinary item            154         (1,078)      (4,855)      (3,867)

Extraordinary item, net of income tax
  benefit of $2,977                                      -         (4,612)           -       (4,612)
                                                 ---------      ---------    ---------    ---------

Net income (loss)                               $      154     $   (5,690)  $   (4,855)  $   (8,479)
                                                 =========      =========    =========    =========

Income (loss) per common share:
  Income (loss) before extraordinary item       $   (18.35)    $(1,176.00)  $(5,489.80)  $(4,327.64)
  Extraordinary item                                     -      (4,612.00)           -    (4,635.17)
                                                 ---------      ---------    ---------    ---------

  Net income(loss) per common share             $   (18.35)    $ (5,788.00) $(5,489.80)  $(8,962.81)
                                                 =========      ==========    ==========  =========

  Weighted average number of shares
    outstanding                                        981          1,000          980          995
                                                 =========      =========    =========    =========


See accompanying notes to consolidated financial statements.

                              AMERICOLD CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine months ended last day of November 1996 and 1997
                                 (In thousands)

                                                                          Nine months     Nine months
                                                                          ended last      ended last
                                                                            day of          day of
                                                                         November 1996    November 1997
                                                                         -------------    -------------
                                                                          (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                                               $   (4,855)      $   (8,479)
  Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
    Depreciation                                                             15,518           15,831
    Amortization and other noncash expenses                                   4,386            3,473
    Changes in assets and liabilities                                        (9,783)         (17,439)
    Provision for deferred taxes                                             (1,920)          (4,260)
    Write-off of unamortized issuance costs                                       -            1,657
                                                                          ---------        ---------
      Net cash provided (used) by operating activities                        3,446           (9,217)
                                                                          ---------        ---------

Cash flows from investing activities:
  Net expenditures for property, plant
    and equipment                                                           (24,525)          (8,336)
  Net proceeds from sale of assets                                            6,517              924
  Other items, net                                                             (739)            (415)
                                                                          ---------        ---------
      Net cash used by investing activities                                 (18,747)          (7,827)
                                                                          ---------        ---------

Cash flows from financing activities:
  Principal payments under capitalized
    lease and other debt obligations                                         (1,998)          (1,877)
  Retirement of mortgage bonds                                                    -         (140,000)
  Proceeds from sale of senior subordinated notes                           120,000                -
  Proceeds from credit agreements                                                 -           21,000
  Retirement of senior subordinated debentures                             (115,000)               -
  Proceeds from mortgage payable                                             15,222                -
  Retirement of mortgage payable                                            (11,376)               -
  Debt issuance costs                                                        (5,463)          (7,071)
  Release of escrowed funds                                                   4,820              167
  Issuance of stock                                                              65          134,173
  Preferred stock dividend                                                     (715)            (898)
                                                                          ---------        ---------
      Net cash provided by financing activities                               5,555            5,494
                                                                          ---------        ---------
      Net decrease in cash and cash equivalents                              (9,846)         (11,550)

Cash and cash equivalents at beginning of period                             20,857           13,702
                                                                          ---------        ---------
Cash and cash equivalents at end of period                               $   11,011       $    2,152
                                                                          =========        =========

Supplemental disclosure of cash flow information:
  Cash paid year-to-date for interest,
    net of amounts capitalized                                           $   48,367       $   52,206
                                                                          =========        =========

  Capital lease obligations incurred to lease new equipment              $      231       $        -
                                                                          =========        =========

  Cash paid during the year for income taxes                             $       58       $      488
                                                                          =========        =========

  Property sale proceeds placed in escrow                                $    5,334       $        -
                                                                          =========        =========

  Employee stock ownership plan contribution made with
    common stock                                                         $      750       $        -
                                                                          =========        =========





See accompanying notes to consolidated financial statements.

                    AMERICOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated balance sheet as of the last day of November 1997; the related consolidated statements of operations for the three and nine months ended the last day of November 1996 and November 1997; and the related consolidated statements of cash flows for the nine months ended the last day of November 1996 and November 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial information presented herein should be read in conjunction with the financial statements included in the registrant's Annual Report on Form 10-K for the year ended the last day of February 1997.

         On October 31, 1997, the Company was acquired by a partnership of preferred stock affiliates of Vornado Realty Trust and Crescent Real Estate Equities Company (the "Acquisition"). The Acquisition was accomplished pursuant to a merger in which the Company was the surviving corporation. The Company has elected not to apply push down accounting under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 54.


2.       PROVISION FOR INCOME TAXES
         --------------------------

         The provision for income taxes was computed using a tax rate of 39.2%. The tax rate was applied to income before income taxes and extraordinary item, after adjusting for amortization of cost in excess of net assets acquired.


3.       INCOME PER COMMON SHARE
         -----------------------

         Income per common share is computed by dividing net income, less preferred dividend requirements, by the weighted average number of common shares outstanding. See Exhibit 11, Statement Regarding Computation of Per Share Earnings.



4.       CASH AND CASH EQUIVALENTS
         -------------------------

         Cash and cash equivalents includes highly liquid instruments, with original maturities of three months or less when purchased. There were cash equivalents totaling $10.0 million and $0.0 million as of the last day of February 1997 and November 1997, respectively.


5.       LONG-TERM DEBT
         --------------

         On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior Subordinated Notes due 2008. The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 the Company's 15% Senior Subordinated Debentures due 2007. The remaining proceeds were used to pay transaction costs. The interest rate on the notes was subject to increase from 12.875% to 13.875% if the notes were not rated "B- or higher" by Standard & Poor's and "B3 or higher" by Moody's Investors Service as of November 1, 1997. The notes received the required ratings as of November 1, 1997.

         On October 31, 1997, in connection with the Acquisition, the Company redeemed all $140.0 million in principal amount of its 11.45% Series A First Mortgage Bonds due 2002, and paid all accrued interest and prepayment premiums.


6.       NEW ACCOUNTING STANDARDS
         ------------------------

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

         The Company has not implemented the reporting requirements of Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), although it will be required to do so for fiscal 1999 and thereafter. This statement establishes standards for reporting operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. The Company believes additional disclosures may be required upon adoption of SFAS No. 131.


7.       ACQUISITION OF COMPANY
         ----------------------

         On October 31, 1997, the Company was acquired by a partnership of preferred stock affiliates of Vornado Realty Trust and Crescent Real Estate Equities Company. The Acquisition was accomplished pursuant to a merger in which the Company was the surviving corporation.

         The consideration for the Acquisition was approximately $581.0 million, including $111.0 million in cash and assumption of $470.0 million in indebtedness. Holders of Common Stock of Americold received $20.70 per share and the holder of the Series A Variable Rate Cumulative Preferred Stock of Americold received $100.00 per share, plus accrued and unpaid dividends to the closing date.


8.       EXTRAORDINARY ITEM
         ------------------

         In conjunction with the redemption of the $140.0 million of Series A First Mortgage Bonds due 2002 as discussed in note 5, unamortized issuance costs of approximately $1.7 million and approximately $5.9 million of premiums paid on the redemption were written off, resulting in an extraordinary loss, net of taxes, of approximately $4.6 million.


9.       SUBSEQUENT EVENTS
         -----------------

         On January 5, 1998, the Company completed a debt tender offer that effectively redeemed approximately $145.0 million out of the $176.3 million of its outstanding 11.5% Series B First Mortgage Bonds due 2005, and approximately $119.0 million out of the $120.0 million of its outstanding 12.875% Senior Subordinated Notes due 2008. The Company financed the redemption of the principal and applicable tender premium with a new short-term credit line. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Capital Resources".

         On January 12, 1998, the Company notified the Trustee of the First Mortgage Bonds that the Company was making an irrevocable election to redeem all the remaining outstanding Series B First Mortgage Bonds as of March 1, 1998 at a price of 105.75% of principal amount plus accrued and unpaid interest.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------



RESULTS OF OPERATIONS
---------------------

         INTRODUCTION - Americold provides integrated logistics services for the frozen food industry consisting of warehousing and transportation management. These services are provided through the Company's network of 47 refrigerated warehouses and its refrigerated transportation management unit. The Company's fiscal year ends on the last day of February.

         ACQUISITION OF COMPANY - On October 31, 1997, the Company was acquired by a partnership of preferred stock affiliates of Vornado Realty Trust and Crescent Real Estate Equities Company. The Acquisition was accomplished pursuant to a merger in which the Company was the surviving corporation. In addition, on the same date the partnership acquired URS Logistics, Inc., in which the former controlling shareholder of Americold also held a controlling interest. See " -- Liquidity and Capital Resources" for more information on the transaction.


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


         FORWARD-LOOKING STATEMENTS - This document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance that are based on current expectations and are subject to a number of risks and uncertainties. Actual results or outcomes could differ materially from current expectations due to a number of factors (such as substantial leverage and history of losses; restrictions imposed by the Company's debt agreements; the Company's substantial debt obligations; the Company's dependence on significant customers; competition; and dependence on agricultural markets) described in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended the last day of February 1997, and due to the effects of the Acquisition on the Company.

         COMPARISON OF THREE-MONTH PERIODS ENDED NOVEMBER 30, 1996 AND 1997
         ------------------------------------------------------------------

         NET SALES - Net sales increased slightly by 2.6% from $82.2 million for the third quarter of fiscal 1997 to $84.4 million for the same quarter in fiscal 1998. Warehousing sales increased from $54.4 million to $55.8 million when comparing the two quarters. Transportation management sales increased from $26.6 million to $27.3 million from the third quarter of fiscal 1997 to the third quarter of fiscal 1998.

         Cost of sales increased 4.0% from $59.0 million for the third quarter of fiscal 1997 to $61.4 million for the same quarter of fiscal 1998. The increase is primarily related to the increased warehousing costs related to increased volumes and to operational problems at one of the Company's warehouse facilities, and to the increased volume of transportation services during the quarter.


         COMPARISON OF NINE-MONTH PERIODS ENDED NOVEMBER 30, 1996 AND 1997
         -----------------------------------------------------------------

         NET SALES - Americold's net sales for the first nine months of fiscal 1997 and the first nine months of fiscal 1998 are detailed in the table below, by activity:

                                    NET SALES
                              (Dollars in Millions)

                 Nine Months Ended    Nine Months Ended
                 November 30, 1996    November 30, 1997
                 -----------------    -----------------   % Change
                 Amount       %      Amount      %    FY97 to FY98
                 ------      ---     -------    ---   -------------

Logistics
 Warehousing
   Storage       $ 77.6     33.1%   $ 80.4     35.0%       3.6 %
   Handling        59.4     25.3%     60.8     26.4%       2.3 %
   Leasing          5.0      2.1%      3.5      1.5%     (30.0)%
   Freezing
    and other       7.8      3.3%      8.8      3.8%      11.4 %
                  149.8     63.8%    153.5     66.7%       2.4 %

 Transportation
  management
  services         80.7     34.4%     72.5     31.5%     (10.2)%

Total logistics   230.5     98.2%    226.0     98.2%      (2.0)%
Other               4.3      1.8%      4.2      1.8%      (2.3)%

Total net sales  $234.8    100.0%   $230.2    100.0%      (2.0)%



         The Company's net sales decreased 2.0% from $234.8 million for the first nine months of fiscal 1997 to $230.2 million for the first nine months of fiscal 1998, reflecting a substantial decrease in transportation management sales in the later period due to decreases in volume of product shipped by the Company's existing customers.

         Warehousing sales increased from $149.8 million for the first nine months of fiscal 1997 to $153.5 million for the first nine months of fiscal 1998, principally due to a 7.6% increase in storage volume. Storage revenue increased as storage volume increased from 1.49 billion pounds stored on average per month in the first nine months of fiscal 1997 to 1.60 billion pounds stored on average per month in the same period in fiscal 1998.

         The 2.3% increase in handling revenue resulted primarily from a 4.6% increase in volume of product handled. For the first nine months of fiscal 1997, 16.2 billion pounds of product were handled by the Company compared with 16.9 billion pounds during the same period in fiscal 1998.

         Storage levels for potatoes were higher than anticipated during the first nine months of fiscal 1998. The Company anticipates that the current levels of storage volume of vegetables and potatoes will fall during the fourth quarter, but is unable to forecast to what levels.

         Transportation management sales decreased 10.2% from $80.7 million for the first nine months of fiscal 1997 to $72.5 million for the first nine months of fiscal 1998, for the reason referenced above.

         Other sales (quarry sales) decreased slightly from $4.3 million for the first nine months of fiscal 1997 to $4.2 million for the first nine months of fiscal 1998.


         COST OF SALES - Cost of sales decreased 3.3% from $173.5 million for the first nine months of fiscal 1997 to $167.8 million for the first nine months of fiscal 1998. The decreased volume of transportation management services, which required decreases in transportation capacity purchased from carriers, resulted in an approximate $9.7 million decrease in cost of sales. Warehousing cost of sales increased by approximately $1.2 million, as a result of increased operating lease payments on facilities financed through operating leases. Cost of sales also increased due to the continuing operational difficulties at one of the Company's warehouse facilities. Efforts continue to be made to resolve the difficulties.

         Cost of sales as a percentage of net sales decreased from 73.9% for the first nine months of fiscal 1997 to 72.9% for the first nine months of fiscal 1998, as transportation management sales, which has high variable cost requirements, decreased from 34.4% of net sales in the prior period to 31.5% in the more recent period.


         SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased 18.6% from $22.7 million for the first nine months of fiscal 1997 to $26.9 million for the first nine months of fiscal 1998 mainly due to the approximate $3.6 million of compensation expense related to the buy-out of stock options and management bonuses paid pursuant to the Acquisition and due to increased professional fees.
         Selling and administrative expenses as a percentage of net sales increased from 9.7% in the first nine months of fiscal 1997 to 11.7% in the first nine months of fiscal 1998 due to the decrease in transportation management sales, which did not result in a corresponding decrease in selling and administrative expenses.


         GROSS OPERATING MARGIN - Gross operating margin decreased 8.6% from $36.7 million for the first nine months of fiscal 1997 to $33.5 million for the first nine months of fiscal 1998 due primarily to the increased selling and administrative costs along with the operational problems at one of the Company's facilities.


         INTEREST EXPENSE - Interest expense decreased from $42.9 million for the first nine months of fiscal 1997 to $40.4 million for the first nine months of fiscal 1998 as a result of a non-recurring increase in interest expense in the prior period due to the defeasance requirements in fiscal 1997 on the redemption in May 1996 of $115.0 million of the Company's 15% Senior Subordinated Debentures due 2007 which were replaced by the Company's $120.0 million of 12.875% Senior Subordinated Notes due 2008. As a result of the defeasance requirements, both issuances were outstanding for the period April 9, 1996 to May 8, 1996. Also, interest expense decreased in the more recent period as a result of the $140.0 million of 11.45% Series A First Mortgage Bonds due 2002 redeemed on October 31, 1997.

         EXTRAORDINARY ITEM - In conjunction with the redemption of the $140.0 million of 11.45% First Mortgage Bonds due 2002 described above, unamortized issuance costs of approximately $1.7 million and approximately $5.9 million of premiums paid on the redemption were written-off, resulting in an extraordinary loss, net of taxes, of approximately $4.6 million.


         INCOME (LOSS) - The Company's income before income taxes and extraordinary item improved in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997, reflecting a loss of $4.8 million in the more recent period compared to a loss of $5.2 million in the prior period. The reduced loss in the more recent period was due to reduced interest expense of approximately $2.5 million, the incurrence of approximately $0.9 million of reorganization expenses in the prior period and the increase of approximately $1.4 million in the more recent period of other income related to the sale of a parcel of land and to the Company's share of the income earned by the Park Rapids, Minnesota joint venture. The aggregate of these items exceeded the gross operating margin decrease of approximately $3.2 million by approximately $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         LIQUIDITY
         ---------

         OPERATING CASH FLOW - Net cash flow from operating activities, representing cash provided from operations, is used to fund capital expenditures and meet debt service requirements. Operating cash flow reported for any one period is sensitive to the timing of the collection of receivables and the payment of payables.

         Net cash flow from operating activities as reported in the Company's consolidated financial statements decreased from $3.4 million for the first nine months of fiscal 1997 to a negative $9.2 million for the first nine months of fiscal 1998. The decrease is due principally to the larger net loss and to the changes in certain working capital items such as trade receivables, trade payables, accrued expenses and accrued interest. Net cash flow from operating activities in fiscal years 1995, 1996 and 1997 was $12.7 million, $12.6 million and $18.9 million, respectively. Funds provided from operations (gross operating margin plus depreciation, amortization and employee stock ownership plan expense) was $54.5 million for the first nine months of fiscal 1997 and $52.0 million for the first nine months of fiscal 1998. Funds provided from operations in fiscal years 1995, 1996 and 1997 were $71.6 million, $76.6 million and $72.1 million, respectively.


         WORKING CAPITAL - The Company's working capital position as of the last day of the nine-month period ended November 30, 1997 was a negative $24.5 million. This position compares to negative $12.5 million at fiscal 1997 year end. Working capital decreased in the more recent period principally due to $20.0 million of short-term borrowing used to redeem the first mortgage bonds, which was partially offset by the timing differences in the collection of receivables and payment of payables.

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

         Based on eligible accounts receivable as of November 30, 1997, the Company had an available credit line of $27.5 million, of which $6.1 million was used for letters of credit, principally related to leasing commitments and worker's compensation reserves. As of November 30, 1997, $1.0 million was borrowed under the credit agreement.

         The Company entered into a short-term credit facility dated as of October 31, 1997 among Vornado Crescent Portland Partnership, as Borrower; Americold Corporation, as Borrower and Guarantor; Americold Services Corporation, as Guarantor; and Goldman Sachs Mortgage Company, as Agent and Lender (the "New Credit Agreement"). The New Credit Agreement matures on April 30, 1998 unless extended to October 31, 1998 pending the satisfaction of certain conditions, and provides for up to $379.6 million of borrowings. Funds borrowed under the New Credit Agreement are for the purpose of completing the acquisition of the Company by Vornado/Crescent and for refinancing certain of the Company's existing indebtedness. The Company intends to replace the New Credit Agreement with long-term mortgage-backed debt following completion of the Company's redemption of its Series B First Mortgage Bonds due 2005, which is expected to occur as of March 1, 1998.



         LONG-TERM DEBT - On April 9, 1996, the Company sold $120.0 million aggregate principal amount of the Company's 12.875% Senior Subordinated Notes due 2008. The Company used $115.0 million of the proceeds to redeem at par on May 9, 1996 the Company's 15% Senior Subordinated Debentures due 2007. The remaining proceeds were used to pay transaction costs. The interest rate on the notes was subject to an increase from 12.875% to 13.875% if the notes were not rated "B- or higher" by Standard & Poor's and "B3 or higher" by Moody's Investors Service as of November 1, 1997. The notes received the required ratings as of November 1, 1997.

         On October 31, 1997, in connection with the Acquisition, the Company redeemed all $140.0 million in principal of its 11.45% Series A First Mortgage Bonds due 2002, and paid all accrued interest and prepayment premiums. The funds were provided to the Company by the partnership as a capital contribution.


         CAPITAL EXPENDITURES - Budgeted fiscal 1998 capital expenditures total approximately $14.1 million, including approximately $1.4 million for warehouse expansion. Expenditures for property, plant and equipment for the first nine months of fiscal 1998 totaled $8.3 million, of which approximately $1.6 million related to warehouse expansions, with the remaining expenditures related to routine replacements or betterments, revenue enhancement projects or cost reduction items.


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

         The Company has not implemented the reporting requirements of Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), although it will be required to do so for fiscal 1999 and thereafter. This statement establishes standards for reporting operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. The Company believes additional disclosures may be required upon adoption of SFAS No. 131.


         SUBSEQUENT EVENTS - On January 5, 1998, the Company completed a debt tender offer that effectively redeemed approximately $145.0 million out of the $176.3 million of its outstanding 11.5% Series B First Mortgage Bonds due 2005, and approximately $119.0 million out of the $120.0 million of its outstanding 12.875% Senior Subordinated Notes due 2008. The Company financed the redemption of the principal and applicable tender premium with its new short-term credit line. On January 12, 1998, the Company notified the Trustee of the First Mortgage Bonds that the Company was making an irrevocable election to redeem all the remaining outstanding Series B First Mortgage Bonds as of March 1, 1998 at a price of 105.75% of principal amount plus accrued and unpaid interest.

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

         In May 1997, Non-Stop's claim for damages for the Company's breach of the confidentiality agreement was tried. On July 7, 1997, the Court filed an order denying Non-Stop's claims for damages and attorney fees and costs for the Company's breach of the confidentiality agreement. Additionally, on September 23, 1997, the Court entered an order granting the Company partial final judgment on its claim based on a $350,000 promissory note. The principal amount of that judgment, including accrued interest, has been paid. The court has since entered an order awarding Americold more than $155,000 in attorney's fees. That order, however, has not yet been reduced to a judgment and the attorneys fees have not yet been paid.

         Non-Stop's counterclaim for intentional interference with prospective business relations has been severed and reserved for a later jury trial in District Court. Non-Stop is claiming damages of approximately $10.0 million. Trial on Non-Stop's claim for intentional interference is scheduled occur on March 17, 1998. The Company believes the interference claim is without merit and has filed a motion for summary judgment which is scheduled to be heard on January 23, 1998.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On October 20, 1997, the Company held a special meeting of shareholders to consider and vote on a proposal to approve the merger of the Company. The proposal was approved with 2,618,500 shares of common stock of the Company, $0.01 par value per share (the "Common Stock"), voting for approval, no shares of Common Stock voting against approval, and no shares of Common Stock abstaining. The number of shares of Common Stock of the Company outstanding on October 1, 1997, the record date for the special Meeting, was 5,037,823 shares. Accordingly, the holders of a majority of the outstanding Common Stock voted to approve the merger.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits

           (10) (xxxi)     Credit  Agreement,  dated as of  October  30,
                           1997, among Vornado Crescent Portland Partnership, as
                           Borrower,  Americold  Corporation,  as  Borrower  and
                           Guarantor,   Americold   Services   Corporation,   as
                           Guarantor  and Goldman  Sachs  Mortgage  Company, as
                           Agent and Lender ("Goldman Sachs")

               (xxxii) Form of Americold Promissory Note in the amount of $379,600,000 dated October 31, 1997

               (xxxiii) Form of Americold Security Agreement dated October 31, 1997 between Americold and Goldman Sachs

               (xxxiv)     Form  of  Americold  Services   Corporation  Security
                           Agreement dated October 31, 1997 between Americold Services Corporation and Goldman Sachs

               (xxxv) Form of Amended and Restated Master Mortgage, Deed to Secure Debt and Deed of Trust with Uniform Commercial Code Security Agreement and with Assignment of Leases, Rents and Profits among Americold, the trustees for certain properties and Goldman Sachs

               (xxxvi) Subordination Provisions, modifying the Promissory Note described in (10)(xxxii) and the mortgage described in (10)(xxxv) above to the extent set forth in Subordination Provisions

         (11)         Statement Regarding Computation of Per Share Earnings

         (27)         Financial Data Schedule


         (b)          Reports on Form 8-K

                  During the quarter, the following were filed:

               1. A Current Report on Form 8-K, dated October 21, 1997 was filed on October 21, 1997 to disclose that on October 20, 1997 the Company held a special meeting of shareholders to vote on a proposal to approve the Merger Agreement. The proposal was approved.

               2. A Current Report on Form 8-K, dated October 31, 1997, was filed on November 14, 1997 to disclose the acquisition of the Company, and also to disclose that prior to the closing of the acquisition, the Company redeemed all of its 11.45% Series A First Mortgage Bonds due 2002.

                      Subsequent to the end of the quarter, a Current Report on Form 8-K, dated December 23, 1997, was filed on December 31, 1997 to disclose the change in Registrant's certifying accountant, from KPMG Peat Marwick LLP to Deloitte & Touche LLP.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      AMERICOLD CORPORATION



                                                      /s/   Joel M. Smith
                                                      -------------------
                                                     JOEL M. SMITH,
                                                     Senior Vice President
                                                     and Chief Financial Officer





     Date:    January 13, 1998

                                    FORM 10-Q

                                  Exhibit Index


     Exhibit                                                             Page


     (a)      Exhibits

       (10)     (xxxi)     Credit  Agreement, dated as of                19
                           October 30, 1997, among Vornado Crescent
                           Portland Partnership, as borrower,
                           Americold  Corporation,  as  Borrower
                           and Guarantor, Americold Services
                           Corporation, as Guarantor  and Goldman
                           Sachs  Mortgage  Company, as
                           Agent and Lender ("Goldman Sachs")

               (xxxii)     Form of  Americold  Promissory  Note          80
                           in the amount of $379,600,000 dated
                           October 31, 1997

               (xxxiii)    Form of Americold  Security  Agreement        84
                           dated October 31, 1997 between Americold and Goldman Sachs

               (xxxiv)     Form  of  Americold  Services Corporation    103
                           Security Agreement dated October 31, 1997 between Americold Services Corporation and Goldman Sachs

               (xxxv)      Form of Amended and Restated Master          123
                           Mortgage, Deed to Secure Debt and Deed
                           of Trust with Uniform Commercial Code
                           Security   Agreement  and  with  Assignment
                           of Leases,  Rents  and  Profits  among
                           Americold, the trustees for certain
                           properties and Goldman Sachs

               (xxxvi)     Subordination  Provisions,  modifying the    183
                           Promissory Note described in (10)(xxxii) and the mortgage described in (10)(xxxv) above to the extent set forth in Subordination Provisions

          (11)             Statement Regarding Computation of Per       191
                           Share Earnings

          (27)             Financial Data Schedule                      192